Form 10QSB
period 2003-10-31
MEDALLION CREST MANAGEMENT INC
filed 2003-12-11
CIK 1231472

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

                                          or

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from to -------------

                       Commission file number: 000-_______

                       Medallion Crest Management, Inc.
--------------------------------------------------------------------------
                (Name of small business issuer in its charter)

                Florida                            06-1686744
    ---------------------------------    -------------------------------
    (State or other jurisdiction of      (IRS Employer Identification No.)
     incorporation or organization)

             3675 North Country Club Drive, Suite 1907 Aventura, FL
----------------------------------------------------------------------------
                   (Address of principal executive offices)

                                     33180
----------------------------------------------------------------------------
                                   (Zip Code)

Registrant's telephone number, including area code: (305) 933-6737

Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, $0.001 par value per share
----------------------------------------------------------------------------
                                 (Title of class)

The number of shares of the registrant's common stock, par value
$0.001 per share, outstanding as of December 10, 2003 was 5,165,500.

Transitional Small Business Disclosure Format (check one): Yes [  ]; No [X]

Part 1   Financial Information

Item 1.  Financial Statements (Unaudited)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information


Item 1.  Financial Statements





                       MEDALLION CREST MANAGEMENT, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS

              FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2003
               AND FOR THE PERIOD FROM APRIL 4, 2003 (INCEPTION)
                            THROUGH OCTOBER 31, 2003

                               TABLE OF CONTENTS



Financial Statements:

Balance Sheet as of October 31, 2003 (unaudited)           2

Statement of Operations for the three and six months
ended October 31, 2003 (unaudited) and from April 4,
2003 (inception) through  October 31, 2003 (unaudited)     3

Statement of Changes in Stockholders' Equity for the
period from April 4, 2003 (inception) through October
31, 2003 (unaudited)                                       4

Statement of Cash Flows for the six months ended
October 31, 2003 and for the period from April
4, 2003 (inception) through October 31, 2003 (unaudited)   5


Notes to Financial Statements                             6-7

MEDALLION CREST MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
----------------------------------------------------------------

                                    ASSETS
                                    ------
                                                        Oct 31,
                                                         2003
                                                      ----------

Current assets:
  Cash                                                $   37,749
                                                      ----------


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------


Total current liabilities                             $    4,454
                                                      ----------

Stockholders' equity:
  Preferred stock, 20,000,000
   authorized, par value
   $.0001; none issued and
   outstanding                                                 -
  Common stock, 100,000,000
   authorized, $.0001 par value;
   5,165,000 issued and outstanding                   $      517
  Additional paid in capital                              45,783
  Deficit accumulated during the
   development stage                                     (13,005)
                                                      ----------

     Total stockholders' equity                           33,295
                                                      ----------
     Total liabilities and stockholders' equity       $   37,749
                                                      ==========


See accompanying notes to financial statements.

MEDALLION CREST MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
--------------------------------------------------------------------



                                                           Three months    Six months      April 4, 2003
                                                               ended         ended          (inception)
                                                              Oct 31,       Oct 31,           through
                                                               2003          2003           Oct 31, 2003
                                                           ------------    -----------     -------------
                                                           (unaudited)     (unaudited)      (unaudited)


Revenue                                                     $       -       $       -        $       -

Selling, general and administrative expenses                    6,355          12,842           13,005
                                                            ----------      ----------       ----------

Loss from operations                                           (6,355)        (12,842)         (13,005)
                                                            ----------      ----------       ----------

Provision (benefit) for income taxes                                -               -                -
                                                            ----------      ----------       ----------

Net loss                                                    $  (6,355)      $ (12,842)       $ (13,005)
                                                            ==========      ==========       ==========



Basic and diluted loss per share                            $        -      $       -
                                                            ==========      ==========

Basic and diluted weighted average shares outstanding        5,165,500      5,165,500




               See accompanying notes to financial statements.

MEDALLION CREST MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------


                                                                            Accumulated
                                          Common Stock                        Deficit
                                       -------------------    Additional     Development
                                        Shares     Amount   Paid-In Capital     Stage      Total
                                       ---------  --------  ---------------  -----------  --------

Balance, April 4, 2003 (inception)             -  $     -     $      -        $      -    $     -

Initial capital contributions          4,750,000      475        4,275               -       4,750

Common stock issued for cash             415,500       42       41,508               -      41,550

Net loss - April 30, 2003                      -        -            -            (163)       (163)
                                       ---------  -------     --------        --------    --------

Balance, April 30, 2003                5,165,500  $   517     $ 45,783        $    163    $ 46,137
                                       =========  =======     ========        ========    ========

Net loss Oct 31, 2003 (unaudited)              -        -            -         (12,842)    (12,842)
                                       ---------  -------     --------        --------    --------

Balance Oct 31, 2003 (unaudited)       5,165,500      517       45,783         (13,005)     33,295
                                       =========  =======     ========        ========    ========




               See accompanying notes to financial statements.

MEDALLION CREST MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
---------------------------------

                                                    Six months       April 4, 2003
                                                      ended           (inception)
                                                    October 31          through
                                                       2003           Oct 31, 2003
                                                    --------------    ------------


Cash flows from operating activities:
  Net loss                                            $ (12,842)       $ (13,005)
  Increase in accounts payable                            4,454            4,454
                                                      ----------       ----------
  Net cash used in operating  activities                 (8,388)          (8,551)
                                                      ----------       ----------

  Cash flows from financing activities
    Common stock issued for cash                              -           41,550
    Initial capital contribution                              -            4,750
                                                      ----------       ----------
  Net cash provided by financing activities                   -           46,200
                                                      ----------       ----------

  Net increase in cash                                   (8,388)          37,749

  Cash at beginning of period                            46,137                -
                                                      ---------        ----------

  Cash at end of period                               $  37,749        $  37,749
                                                      =========        ==========


  Supplementary information:
  --------------------------
    Cash paid for:
      Interest                                        $       -        $       -
                                                      ==========       ==========
      Income taxes                                    $       -        $       -
                                                      ==========       ==========


               See accompanying notes to financial statements.

MEDALLION CREST MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK
-----------------------------------------------------------

Medallion Crest Management, Inc was incorporated on April 4, 2003 in order to create and realize value by identifying and making opportunistic real estate investments by the direct acquisition, rehabilitation, financing and management of real properties.

The Company has no revenues to date. Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. Our ability to execute our business model will depend on our ability to obtain additional financing and achieve a profitable level of operations. There can be no assurance that sufficient financing will be obtained. Nor can we give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended April 30, 2003. Operating results for the three and six months ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ending April 30, 2004.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended April 30, 2003, found in the Company's Form SB-2/A.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash Equivalents
----------------

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Use of Estimates
----------------

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Basic and Diluted Earnings Per Share
------------------------------------

Basic income per common share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the year. Diluted income per common share is determined using the weighted-average number of common shares outstanding during the year, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

MEDALLION CREST MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Unaudited Interim Information
-----------------------------

The information presented as of October 31, 2003 has not been audited. In the opinion of management, the unaudited interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of October 31, 2003, and the results of its operations, its cash flows and the statement of changes in stockholder's equity for the three and six months ended October 31, 2003. The results of operations for the period ended October 31, 2003 are not necessarily indicative of the results for the full year.

Recent Accounting Pronouncement
-------------------------------

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for decisions made: (i) as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133;
(ii) in connection with other FASB projects dealing with financial instruments; and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.


NOTE 3 - INCOME TAXES
---------------------

For income tax purposes, the Company has elected to capitalize start-up costs incurred since April 4, 2003 (inception) totaling $13,005. The start-up costs will be amortized over sixty months beginning in the year of initial operations.

Item 2.  Management's Plan of Operations

Results
-------

     For the period from inception through October 31, 2003 no revenue was generated or anticipated by management's forecast.

     We incurred expenses from inception to October 31, 2003 of $13,005, which also equaled our loss during that period. During the three months ended October 31, 2003 we incurred losses of $6,355, which also equaled our loss during the period and during the six months ended October 31, 2003 we incurred losses of $12,842, which also equaled our loss during the period. These amounts were financed primarily through $46,300 of receipts from equity subscriptions. Our loss per share through this date was
de minimus.   Our officers have agreed to defer all salaries
until we raise a minimum of $500,000 and to not seek reimbursement for unpaid past compensation. Our principal executive and administrative offices are currently located in space owned by an officer who has agreed to contribute the value of the rent we would anticipate paying for such a space. Accordingly, we are not presently incurring any rent expenses associated with this space. We anticipate relocating from this space to a leased space, within 90 days of our completion of raising financing in a minimum amount of at least $250,000.

     Management believes that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern, due to our low cash requirements and the cooperation of our management in deferring salaries, even if we are unsuccessful in raising additional funds, assuming that we do not commence our anticipated operations, we will be able to satisfy our cash requirements for at least the next 12 months.
We will not, however, be able to commence substantial operations, unless and until we have raised a minimum of $250,000 in funding. Fully executing our business plan will significantly change our cash needs and we will not be able to begin such execution until we have raised substantial additional resources.

     We do not anticipate that there will be any significant changes in the number of employees or expenditures from what is discussed in this prospectus.

     Our management team is offering all shares of it common stock for sale through this prospectus. Although our management team does not have a present intention of selling all of its shares at any specific time, due to the sacrifices they are making by not accepting a salary from the company during its intitial growth phase management desires to have the ability to offer shares from time to time pursuant to this prospectus. It is management's current intention to remain employed by the company even if the shares held are sold.

Plan of Operations
------------------

     Over the next twelve (12) months, we intend to pursue opportunities to provide revenue-generating activities. To accomplish this, we will need to progress through several stages of initial operations. Initially, we are currently seeking to raise up to $1,000,000 of capital through this offering to be in position to commence full business operations. We are attempting to raise these funds through this public offering of our common stock.

     We do not currently anticipate seeking a reverse merger/acquisition within the next twelve months.

     Although we are not yet in a position to acquire any property, we have identified and conducted preliminary due diligence on several specific potential target properties that we intend to pursue farther once funds have been obtained. The properties include:

1)	Luxury units located in Miami Beach, Florida on the
        southern most point of South Beach, with a price range from $1.6 million to $2.8 million per unit.
        We are currently negotiating the purchase of several of these units, but the purchase is contingent on our ability to raising sufficient funds.

2)	A portion of a strip mall located in Pembroke Pines,
        Florida located in a beautiful, high-income area.
        We are in the process of conducting due diligence on this property in an attempt to determine the value of this property versus other similar properties.

3)	Contracts of pre-construction townhouses in Pembroke
        Pines, Florida, which we believe to be one of the fastest growing areas in south Florida. We are in the process of conducting due diligence on the property and believe that due to the high growth rate in the area that the townhouses could be desirable to purchase.

     Once funds have been obtained, we will then conduct extensive site evaluations for possible property purchases, acquisitions, property development, renovation and lease/sale opportunities on these and other properties. Our site evaluation will include detailed analysis regarding the quality and suitability of potential opportunities and/or parcels of land.
It is our goal to explore opportunities that demonstrate superior site quality features, such as, favorable demographics, attractive site features (high visibility/traffic area) and a limited competitive environment. Although this stage of operation will be an ongoing business concern, we estimate a maximum of two months for initial site evaluations to be conducted. Once we have identified potential opportunities, we plan to enter negotiations with potential investments. Based on the nature of such investments, we anticipate 4-6 weeks of negotiations on any/all initial projects that we may pursue. It is our goal in the negotiation stage to position our self to accumulate various projects that are commercial, acquisition or development in nature, at under valued amounts. We may also look to pursue the same negotiation tactics regarding any distressed real properties of interest. We anticipate engaging in formal contracts within four months of raising sufficient funds through the offering. We will look to secure commitments in the areas of property purchases, acquisitions, property development, renovation and lease/sale opportunities on an ongoing basis. We believe that sufficient revenue can be generated through the final eight months of our first year of full operation to produce an operating profit. This time frame includes the acquisition and sale of potential properties, site development, commercial lease revenues, renovation and resale. Achieving these revenues however remains strictly contingent on raising sufficient funds for the initiation of full business operations. We anticipate no substantial changes to our business plan if we raise funds less than that of $1,000,000 through this offering or otherwise. In the case that funds less than that of $1,000,000 are raised, our opportunities to make possible property acquisitions will be more limited. Additionally, investment opportunities that are capital intensive, such as large commercial facilities or extensive renovation projects may no longer be immediately feasible due to lack of funding.

     We anticipate incurring various costs and expenses associated with cultivating revenue-generating activities. Assuming we successfully raise $1,000,000 we estimate site analysis during the preliminary site analysis stage, (months 1-4 of full operations) to cost approximately $75,000. Due to the nature of our business model, site analysis costs will be a recurring cost for the Company. As sites are identified, we anticipate incurring legal expenses associated with the negotiation and drafting of documentation to consummate the transaction. Our two largest expenses will be the actual purchase and renovation of property. We anticipate incurring costs in renovating and improving properties equal to fifty percent of the acquisition costs. Assuming we successfully raise $1,00,000 we estimate that we would spend approximately $450,000 acquiring properties and an additional $225,000 renovating these properties. We have included within the $450,000 amount our anticipated costs and expenses in regards to monthly rent/loan payments.

Liquidity and Capital Resources
-------------------------------

     While at this time we do not have any significant current liabilities, our business expansion will require significant capital resources that may be funded through the issuance of notes payable or other debt arrangements that may affect our debt structure.

     Through October 31, 2003 we have spent a total of $13,005 in general operating expenses. We raised the amounts used in these activities from a Regulation D offering in which we raised
$46,300.

     To date, we have managed to keep our monthly cash requirements low for two reasons. First, our officers, who are all founders and significant shareholders have agreed not to draw a salary until a minimum of $500,000 in funding is obtained or we have generated $500,000 in revenues. Once we have achieved this threshold our board of directors will establish salaries for our officers. These salaries will be at least partially determined
by the amount of funding we successfully raise.    The officers
will not be reimbursed for their unpaid compensation during the offering period. Second, we have been able to keep our operating expenses to a minimum by operating in space owned by Sean Miller, our Chief Executive Officer. Mr. Miller has agreed to contribute use of this space in a rent-free arrangement until completion of this offering and he will not be reimbursed for the rent of this space.

     Given our low monthly cash requirements and the agreement of our officers, management believes that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern, and assuming that we do not commence our anticipated operations it has sufficient financial resources to meet its obligations for at least the next twelve months.

     In the early stages of our business plan, we will need cash for refinancing mortgages, financing acquisitions and development, and financing capital improvements as well as for marketing. We anticipate that during the first year, in order to execute our business plan to any meaningful degree, we would need to spend a minimum of $500,000 on such endeavors. We anticipate, however, that we will be able to commence substantial operations once we have raised a minimum of $250,000. We hope to raise these funds through this offering. If we are unable to raise the funds through this offering we will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that we will be able to keep costs from being more than these estimated amounts or that we will be able to raise such funds. Even if we sell all shares offered through this registration statement, we may need to seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. We do not currently anticipate seeking a reverse merger/acquisition within the next twelve months. If we are unable to obtain additional capital or generate sufficient revenues to fund our operations we expect that we will be required to seek protection from creditors under applicable bankruptcy laws. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 1 of our financial statements.

     For the foreseeable future, we do not intend to seek a buyer for our business or look to engage in any joint ventures with other entities.

Uncertainties
-------------

     There is intense competition in the real estate investment market with other companies that are much larger and both national and international in scope and which have greater financial resources than we have. At present, we require additional capital to make our full entrance into this industry.

Forward Looking Statements
--------------------------

     Certain statements in this report are forward-looking statements within the meaning of the federal securities laws. Although the Company believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, there are risks and uncertainties that may cause actual results to differ materially from expectations. These risks and uncertainties include, but are not limited to, identifying desirable properties, negotiating desirable investment terms, changes in the real estate market, changing interest rates, and a general downturn in the economy.

Recent Accounting Pronouncements
--------------------------------

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for decisions made:
(i) as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133; (ii) in connection with other FASB projects dealing with financial instruments; and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.


Item 3.  Controls and Procedures
--------------------------------

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

Part II - Other Information.

Items 1-5.

There are no reportable events for Item 1 through Item 5.


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

None

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 11, 2003.


                            MEDALLION CREST MANAGMENT, INC.

                            By:   /s/ Sean Miller
                               --------------------
                                  Sean Miller
                                  Principal Executive Officer,
                                  Principal Financial Officer
                                  and Chairman


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on December 11, 2003.

  /s/ Sean Miller           Principal Executive Officer, Principal
---------------------       Financial Officer, Principal Accounting
  Sean Miller               Officer and Director


  /s/ Rose Cabasso          Vice President, Secretary and Director
---------------------
  Rose Cabasso

                                CERTIFICATIONS

I, Sean Miller, Chief Executive Officer and Chief Financial
Officer of Medallion Crest Management, Inc., certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Medallion Crest Management, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2003

/s/ Sean Miller
----------------
Sean Miller

Chief Executive Officer and Chief Financial Officer

EX-99.1

               CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                    PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-QSB of Medallion Crest Management, Inc. for the quarter ended October 31, 2003, I, Sean Miller Chief Executive Officer and Chief Financial Officer of Medallion Crest Management, Inc. hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) 	such Report on Form 10-QSB for the quarter ended October 31,
2003, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) 	the information contained in such Report on Form 10-QSB for
the quarter ended October 31, 2003, fairly presents, in all material respects, the financial condition and results of operations of Medallion Crest Management, Inc.

December 11, 2003


                                By: /s/ Sean Miller
                                   --------------------------
                                    Sean Miller
                                    Chief Executive Officer and
                                    Chief Financial Officer