Form 10QSB
period 2004-01-31
MEDALLION CREST MANAGEMENT INC
filed 2004-03-10
CIK 1231472

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

                                  (Mark one)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

                                          or

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

The number of shares of the registrant's common stock, par value
$0.001 per share, outstanding as of March 9, 2003 was 5,165,500.

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

                             FINANCIAL STATEMENTS

              FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2004
               AND FOR THE PERIOD FROM APRIL 4, 2003 (INCEPTION)
                            THROUGH JANUARY 31, 2004

                               TABLE OF CONTENTS



Financial Statements:

Balance Sheet as of January 31, 2004 (unaudited)           2

Statement of Operations for the three and nine months
ended January 31, 2004 (unaudited) and from April 4,
2003 (inception) through  January 31, 2004 (unaudited)     3

Statement of Changes in Stockholders' Equity for the
period from April 4, 2003 (inception) through January
31, 2004 (unaudited)                                       4

Statement of Cash Flows for the nine months ended
January 31, 2004 and for the period from April
4, 2003 (inception) through January 31, 2004 (unaudited)   5


Notes to Financial Statements                             6-7

MEDALLION CREST MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
----------------------------------------------------------------

                                    ASSETS
                                    ------
                                                      January 31,
                                                         2004
                                                      ----------
                                                      (unaudited)

Current assets:
  Cash                                                $    5,295
                                                      ----------



                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------



Stockholders' equity:
  Preferred stock, 20,000,000
   authorized, par value
   $.0001; none issued and
   outstanding                                                 -
  Common stock, 100,000,000
   authorized, $.0001 par value;
   5,165,000 issued and outstanding                   $      517
  Additional paid in capital                              45,783
  Deficit accumulated during the
   development stage                                     (41,005)
                                                      ----------

     Total stockholders' equity                            5,295
                                                      ----------
     Total liabilities and stockholders' equity       $    5,295
                                                      ==========


See accompanying notes to financial statements.

MEDALLION CREST MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
--------------------------------------------------------------------



                                                           Three months    Nine months      April 4, 2003
                                                               ended         ended           (inception)
                                                           January 31      January 31          through
                                                               2004          2004          January 31, 2004
                                                           ------------    -----------     -------------
                                                           (unaudited)     (unaudited)      (unaudited)


Revenue                                                     $       -       $       -        $       -

Selling, general and administrative expenses                   28,000          40,842           41,005
                                                            ----------      ----------       ----------

Loss from operations                                          (28,000)        (40,842)         (41,005)
                                                            ----------      ----------       ----------

Provision (benefit) for income taxes                                -               -                -
                                                            ----------      ----------       ----------

Net loss                                                    $ (28,000)      $ (40,842)       $ (41,005)
                                                            ==========      ==========       ==========



Basic and diluted loss per share                            $    (0.01)     $    (0.01)
                                                            ==========      ==========

Basic and diluted weighted average shares outstanding        5,165,500       5,165,500
                                                            ==========      ==========



               See accompanying notes to financial statements.

MEDALLION CREST MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------


                                                                            Accumulated
                                          Common Stock                        Deficit
                                       -------------------    Additional     Development
                                        Shares     Amount   Paid-In Capital     Stage      Total
                                       ---------  --------  ---------------  -----------  --------

Balance, April 4, 2003 (inception)             -  $     -     $      -        $      -    $     -

Initial capital contributions          4,750,000      475        4,275               -       4,750

Common stock issued for cash             415,500       42       41,508               -      41,550

Net loss - April 30, 2003                      -        -            -            (163)       (163)
                                       ---------  -------     --------        --------    --------

Balance, April 30, 2003                5,165,500  $   517     $ 45,783        $    163    $ 46,137
                                       =========  =======     ========        ========    ========

Net loss January 31, 2004 (unaudited)          -        -            -         (40,842)    (40,842)
                                       ---------  -------     --------        --------    --------

Balance January 31, 2004 (unaudited)   5,165,500      517       45,783         (41,005)      5,295
                                       =========  =======     ========        ========    ========




               See accompanying notes to financial statements.

MEDALLION CREST MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
---------------------------------

                                                    Nine months       April 4, 2003
                                                      ended           (inception)
                                                    January 31          through
                                                       2004           January 31, 2004
                                                    --------------    ------------
                                                    (unaudited)       (unaudited)


Cash flows from operating activities:
  Net loss                                            $ (40,842)       $ (41,005)
                                                      ----------       ----------
  Net cash used in operating activities                 (40,842)         (41,005)
                                                      ----------       ----------

  Cash flows from financing activities
    Common stock issued for cash                              -           41,550
    Initial capital contribution                              -            4,750
                                                      ----------       ----------
  Net cash provided by financing activities                   -           46,300
                                                      ----------       ----------

  Net increase in cash                                  (40,842)           5,295

  Cash at beginning of period                            46,137                -
                                                      ---------        ----------

  Cash at end of period                               $   5,295        $   5,295
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

MEDALLION CREST MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
----------------------------------------------------------


Medallion Crest Management, Inc. (the "Company") was incorporated on April 4, 2003 in order to create and realize value by identifying and making opportunistic real estate investments by the direct acquisition, rehabilitation, financing and management of real properties.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and Regulation S-B.
Accordingly, they do not include all of the information and footnotes required for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results for the interim periods presented have been included.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended April 30, 2003. Operating results for the nine months ended January 31, 2004 are not necessarily indicative of the results that may be expected for the year ending April 30, 2004.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended April 30, 2003, found in the Company's Form SB-2/A.

Developent Stage and Going Concern
----------------------------------

The Company has no revenues to date. Since its inception, the Company has been dependent upon the receipt of capital investment to fund its continuing activities. In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's business plan will be successfully executed. The Company's ability to execute its business model will depend on its ability to obtain additional financing and achieve a profitable level of operations.
There can be no assurance that sufficient financing will be obtained.
Nor can we give any assurance that we will generate substantial revenues or that our business operations will prove to be profitable.


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

MEDALLION CREST MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
--------------------------------------------------------------

Recent Accounting Pronouncement
-------------------------------

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We believe that the adoption of this standard will not have a material impact on our financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45
("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements for interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial position or on its results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46
("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect adoption of FIN 46 to have a material impact on its financial position or on its results of operations.

NOTE 3 - INCOME TAXES
---------------------

For income tax purposes, the Company has elected to capitalize start-up costs incurred since April 4, 2003 (inception) totaling $41,005. The start-up costs will be amortized over sixty months beginning in the year of initial operations.

Item 2.  Management's Plan of Operations

Results
-------
Item 2.  Management's Plan of Operations

Results
-------

     For the period from inception through January 31, 2004 no revenue was generated or anticipated by management's forecast.

     We incurred expenses from inception to January 31, 2004 of $41,005, which also equaled our loss during that period. During the three months ended January 31, 2004 we incurred losses of $28,000, which also equaled our loss during the period and during the nine months ended January 31, 2004 we incurred losses of $40,842, which also equaled our loss during the period.
These amounts were financed primarily through $46,300 of receipts from equity subscriptions. Our loss per share through
this date was de minimus.   Our officers have agreed to defer
all salaries until we raise a minimum of $500,000 and to not seek reimbursement for unpaid past compensation. Our principal executive and administrative offices are currently located in space owned by an officer who has agreed to contribute the value of the rent we would anticipate paying for such a space. Accordingly, we are not presently incurring any rent expenses associated with this space. We anticipate relocating from this space to a leased space, within 90 days of our completion of raising financing in a minimum amount of at least $250,000.

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

     We recently registered all shares of common stock held by our management team. Although our management team does not have a present intention of selling all of its shares at any specific time, due to the sacrifices they are making by not accepting a salary from the company during its intitial growth phase management desires to have the ability to offer shares from time to time. It is management's current intention to remain employed by the company even if the shares held are sold.

Plan of Operations
------------------

     Over the next twelve (12) months, we intend to pursue opportunities to provide revenue-generating activities. To accomplish this, we will need to progress through several stages of initial operations. Initially, we are currently seeking to raise up to $1,000,000 of capital through an equity offering to be in position to commence full business operations. We are attempting to raise these funds through a public offering of our common stock.

     We do not currently anticipate seeking a reverse merger/acquisition within the next twelve months.

     Although we are not yet in a position to acquire any property, we have identified and conducted preliminary due diligence on several specific potential target properties that we intend to pursue farther once funds have been obtained.

     Once funds have been obtained, we will conduct extensive site evaluations for possible property purchases, acquisitions, property development, renovation and lease/sale opportunities on these and other properties. Our site evaluation will include detailed analysis regarding the quality and suitability of potential opportunities and/or parcels of land. It is our goal to explore opportunities that demonstrate superior site quality features, such as, favorable demographics, attractive site features (high visibility/traffic area) and a limited competitive environment. Although this stage of operation will be an ongoing business concern, we estimate a maximum of two months for initial site evaluations to be conducted. Once we have identified potential opportunities, we plan to enter negotiations with potential investments. Based on the nature of such investments, we anticipate 4-6 weeks of negotiations on any/all initial projects that we may pursue. It is our goal in the negotiation stage to position our self to accumulate various projects that are commercial, acquisition or development in nature, at under valued amounts. We may also look to pursue the same negotiation tactics regarding any distressed real properties of interest. We anticipate engaging in formal contracts within four months of raising sufficient funds through an offering. We will look to secure commitments in the areas of property purchases, acquisitions, property development, renovation and lease/sale opportunities on an ongoing basis. We believe that sufficient revenue can be generated through the final eight months of our first year of full operation to produce an operating profit. This time frame includes the acquisition and sale of potential properties, site development, commercial lease revenues, renovation and resale. Achieving these revenues however remains strictly contingent on raising sufficient funds for the initiation of full business operations. We anticipate no substantial changes to our business plan if we raise funds less than that of $1,000,000 in funding.
In the case that funds less than that of $1,000,000 are raised, our opportunities to make possible property acquisitions will be more limited. Additionally, investment opportunities that are capital intensive, such as large commercial facilities or extensive renovation projects may no longer be immediately feasible due to lack of funding.

     We anticipate incurring various costs and expenses associated with cultivating revenue-generating activities. Assuming we successfully raise $1,000,000 we estimate site analysis during the preliminary site analysis stage, (months 1-4 of full operations) to cost approximately $75,000. Due to the nature of our business model, site analysis costs will be a recurring cost for the Company. As sites are identified, we anticipate incurring legal expenses associated with the negotiation and drafting of documentation to consummate the transaction. Our two largest expenses will be the actual purchase and renovation of property. We anticipate incurring costs in renovating and improving properties equal to fifty percent of the acquisition costs. Assuming we successfully raise $1,000,000 we estimate that we would spend approximately $450,000 acquiring properties and an additional $225,000 renovating these properties. We have included within the $450,000 amount our anticipated costs and expenses in regards to monthly rent/loan payments.

Liquidity and Capital Resources
-------------------------------

     While at this time we do not have any significant current liabilities, our business expansion will require significant capital resources that may be funded through the issuance of notes payable or other debt arrangements that may affect our debt structure.

     Through January 31, 2004 we have spent a total of $41,005 in general operating expenses. We raised the amounts used in these activities from a Regulation D offering in which we raised
$46,300.

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

     In the early stages of our business plan, we will need cash for refinancing mortgages, financing acquisitions and development, and financing capital improvements as well as for marketing. We anticipate that during the first year, in order to execute our business plan to any meaningful degree, we would need to spend a minimum of $500,000 on such endeavors. We anticipate, however, that we will be able to commence substantial operations once we have raised a minimum of $250,000. If we are unable to raise the funds through an equity offering we will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that we will be able to keep costs from being more than these estimated amounts or that we will be able to raise such funds. Even if we sell all shares offered through our current equity offering, we may need to seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations.
We do not currently anticipate seeking a reverse merger/acquisition within the next twelve months. If we are unable to obtain additional capital or generate sufficient revenues to fund our operations we expect that we will be required to seek protection from creditors under applicable bankruptcy laws. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 1 of our financial statements.

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

Item 3.  Controls and Procedures

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


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

None



Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2004.


        MEDALLION CREST MANAGMENT, INC.

        By: /s/ Sean Miller
           ---------------------
            Sean Miller
            Principal Executive Officer,
            Principal Financial Officer
            and Chairman


In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2004.

  /s/ Sean Miller		Principal Executive Officer,
--------------------------      Principal Financial Officer,
  Sean Miller                   Principal Accounting Officer and
                                Director


  /s/ Rose Cabasso		Vice President, Secretary and
--------------------------      Director
  Rose Cabasso

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

Date: March 10, 2004

 /s/ Sean Miller
------------------
     Sean Miller, Chief Executive Officer and Chief Financial Officer

EX-99.1

               CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                    PURSUANT TO 18 U.S.C. SECTION 1350

In connection with the accompanying Quarterly Report on Form 10-QSB of Medallion Crest Management, Inc. for the quarter ended
January 31, 2004, I, Sean Miller Chief Executive Officer and
Chief Financial Officer of Medallion Crest Management, Inc.
hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) 	such Report on Form 10-QSB for the quarter ended January
31, 2004, fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) 	the information contained in such Report on Form 10-QSB
for the quarter ended January 31, 2004, fairly presents, in all material respects, the financial condition and results of operations of Medallion Crest Management, Inc.

March 10, 2004


                 By:/s/Sean Miller
                   ----------------
                     Sean Miller
                     Chief Executive Officer and
                     Chief Financial Officer