Form 10KSB
period 2004-04-30
MEDALLION CREST MANAGEMENT INC
filed 2004-08-11
CIK 1231472

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB

                                  (Mark one)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE
ACT OF 1934

For the transition period from ________ to ________

                      Commission file number: 000-_____

                       Medallion Crest Management, Inc.
---------------------------------------------------------------------
              (Name of small business issuer in its charter)

                 Florida                            06-1686744
     ---------------------------------    --------------------------
     (State or other jurisdiction of    (IRS Employer Identification No.)
       incorporation or organization)


                  3675 North Country Club Drive, Suite 1907
                              Aventura, FL  33180
---------------------------------------------------------------------
                  (Address of principal executive offices)

Registrant's telephone number, including area code: (305) 933-6737

Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, par value $0.001 per share
          --------------------------------------------------------
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]   No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company had no revenues for the year ended April 30, 2004.

As of April 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on the price of $0.10 per share which was the price paid by non-affiliates in our private placement) was $242,550.

The number of shares of the registrant's common stock, par value
$0.001 per share, outstanding as of June 21, 2004 was 5,165,500.

Transitional Small Business Disclosure Format (check one): Yes [  ]; No [X]

                                     INDEX
                                    -------


PART I.

Item 1.  DESCRIPTION OF THE BUSINESS

Item 2.  DESCRIPTION OF PROPERTIES

Item 3.  LEGAL PROCEEDINGS

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Item 6.  MANAGEMENT'S PLAN OF OPERATION

Item 7.  FINANCIAL STATEMENTS

Item 8.  CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 8A.  CONTROLS AND PROCEDURES

PART III.

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 10. EXECUTIVE COMPENSATION

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

Item 14. PRINCIPAL ACCOUNTANT FEES ADN SERVICES.



Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PART I.

Item 1.  DESCRIPTION OF THE BUSINESS

	Medallion Crest Management, Inc. was incorporated in the state of Florida on April 4, 2003. We are positioning ourselves to acquire, develop and operate commercial real estate property in the South Florida counties of Dade, Broward and Palm Beach.
As of the date of this report we have not generated any revenues.

     	We were organized to create and realize value by identifying and making opportunistic real estate investments by the direct acquisition, rehabilitation, development, financing and management of real properties and/or participation in these activities through the purchase of debt instruments or equity interests of entities engaged in such real estate businesses. Management is concentrating its efforts on defining and building focused operating businesses with recurring sources of income.

        We intend to acquire under-performing office and other commercial or residential properties below replacement cost, renovating and/or repositioning them, and owning, operating and/or reselling such properties. We believe that appropriate well-located commercial properties that are currently under-performing can be acquired on advantageous terms and repositioned with the expectation of achieving enhanced returns which are greater than returns which could be achieved by acquiring a stabilized property. As opportunities emerge, we may in the future expand our real estate-related businesses and activities.

     	We currently do not intend to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Consequently, we have the flexibility to respond quickly to opportunities without the structural limitations inherent in REITs and to operate, when deemed advantageous by management, on a more highly leveraged basis than most REITs. We may elect REIT status for certain of our planned future subsidiaries or affiliates when management
deems it beneficial to our shareholders.    By not qualifying as
a REIT under the Code (which would require us to distribute each year at least 95% of our net taxable income, excluding capital gains), we have the ability and currently intend to retain for reinvestment our cash flow generated from operations and to sell properties without the substantial income tax penalties which may be imposed on REITs in such transactions. In addition, we differ from opportunity funds that are typically structured as private partnerships. In that regard, our business is conducted without the payment of acquisition, disposition or advisory fees to general partners that should result in additional cash flow being available for reinvestment as well as mitigate the potential for conflicts of interest. In addition, unlike investors in opportunity funds, our shareholders are expected to have enhanced liquidity through their ability to sell or margin their stock.
We also hope to attract a broader range of investors because there is no stipulated investment minimum. However, unlike REITs and opportunity funds, we are subject to corporate level taxation.

     	Our operations are led by Thomas Fastiggi, who serves as our Chief Operating Officer. Mr. Fastiggi has over thirty years experience in real estate sales and property management, including serving for the past nine years as the General Manager of a $60 million rental community. In analyzing potential investments and market trends and inefficiencies, management has reviewed, and will continue to review, current economic and market information.

BUSINESS STRATEGY

     	In furtherance of our business strategy, we plan to organize into two strategic business units, each covering a separate line of business. As opportunities emerge and in response to changes in market, real estate and general economic conditions, we may in the future retract from, discontinue or expand our real estate related business and activities.

        Commercial Properties. We seek to acquire commercial properties below replacement cost and operate and/or resell such properties after renovation, redevelopment and/or repositioning. We believe that appropriate well-located commercial properties which are currently under-performing can be acquired on advantageous terms and repositioned with the expectation of achieving enhanced returns which are greater than returns which could be achieved by acquiring a stabilized property.

     	We are currently seeking to apply our business strategy to office properties. As opportunities arise, the Company may seek to acquire other types of commercial properties, including industrial properties.

     	Property Development. We plan to engage in selective development activities as opportunities arise and when justified by expected returns. We believe that by pursuing selective development activities we can achieve returns that are greater than returns which could be achieved by acquiring stabilized properties. We may also acquire land for speculation, future development or subdivision. Certain development activities may be conducted in joint ventures with local developers who may bear the substantial portion of the economic risks associated with the construction, development and initial rent-up of properties.

     	We may in the future make equity investments in entities owned by third parties and which engage in real estate-related businesses and activities or businesses that service the real estate industry. Some of the entities in which we may invest may be start-up companies or companies in need of additional capital. We may also in the future invest in retail, residential, hotel and other types of properties and may also manage and lease properties owned by us or in which we have an equity or debt investment.

     	In analyzing potential investments and market trends and inefficiencies, management has reviewed, and will continue to review, current economic and market information.

OPERATING STRATEGIES

        We seek to enhance our operating performance by developing our core investment segments through asset quality, customer service and establishing market share within our operating region.

        We believe that high-quality office buildings/complexes and retail centers present an attractive investment opportunity given their typical strong tenant covenants, stable yields, low vacancy levels and growth potential. Our objective is to increase cash flow and the value of our future portfolio of properties and to seek continued growth through the selective acquisition, development, redevelopment, renovation and expansion of income-producing real estate properties. We believe we will be able to implement an investment strategy of acquiring additional properties with these characteristics to provide additional cash flow and further enhance long-term portfolio value. We believe that our investment program will enable us to enhance our presence and continue to diversify our portfolio.

        In order to minimize short-term leasing risk in our portfolio, we are focusing our acquisition efforts on properties with long-term creditworthy leases.

        Management intends to undertake regular reviews of any property investments we make and, based on experience and local market knowledge, assess the ongoing opportunities for the properties. Appropriate capital improvement projects, renovations and remarketing initiatives will be implemented.

        Our leasing strategy for each property will reflect the nature of the property, its position within the local marketplace, prevailing and forecast economic conditions, the state of the local real estate market and the status of existing tenancies. Management recognizes the inherent cost efficiencies of maintaining existing tenancies and believes that early renewal, proactive negotiations with tenants, staggered lease maturities and contractual rental rate increases can enhance cash flow and capital value. Our objective is to maintain rents and occupancy levels that, through superior operating practices, management services and leasing strategies, outperform local markets.

        Through sophisticated and prudent financial management we will commit management to maximizing income form the properties we eventually own. Management will endeavor to optimize the leveraged returns from our anticipated portfolio of properties, while remaining within the overall debt limits. Management believes significant additional proceeds will be available as mortgages are expected to be refinanced. Accretive investment of such proceeds is anticipated to increase revenues. Whenever possible, we will utilize a fixed rate debt financing with terms which are appropriate for the nature of the leases and the properties being financed. Management intends to stagger our debt maturities for any new financings to manage refinancing risk and to provide a source of additional capital when refinanced, and make use of operating lines or acquisitions facilities to generate interim capital.


INVESTMENT POLICIES AND ACQUISITION STRATEGIES

	We intend to acquire real estate or interests in real estate in Dade, Broward and Palm Beach County, Florida. We plan to invest in real estate and interests in real estate in commercial properties such as office buildings, strip centers, industrial warehouses including mini-storage facilities and residential properties to include single family homes, condominiums, and residentially zoned land.

        We intend to acquire properties through leveraged transactions, such as first mortgages available through institutional lenders, seller financed acquisitions, or a combination thereof. It is our intent to structure all debt financing through the use of non-recourse financing, limiting our exposure to the amount of funds we directly invest in a specific acquisition.

        We intend to acquire under-performing office and other commercial and residential properties below replacement cost, renovating and/or repositioning them, and owning, operating and/or reselling such properties. We believe that appropriate well-located commercial properties that are currently under-performing can be acquired on advantageous terms and repositioned with the expectation of achieving enhanced returns which are greater than returns which could be achieved by
acquiring a stabilized property.   We have established a policy
limiting the percentage of our assets to be invested in any one particular property to no greater than 49 % of our assets.

        We intend to generate a substantial portion of our revenue through capital gains on the properties we purchase. Although we intend to invest in properties that produce income, our primary focus is to generate revenue through the appreciation of real estate and properties. Our hope is that income generated through properties we acquire will provide the capital needed for further acquisitions.

	We have not limited the percentage of securities of an issuer that we may acquire. Due to our primary goal of generating revenue through appreciation of real estate and properties we do not anticipate acquiring debt securities.

	Prior to acquiring a property, we intend to determine the possibilities of creating value and forecast profitable sales scenarios. We will employ the following procedure to analyze aspects of potential acquisitions:

*	Market Depth: market liquidity and number of transactions
within the area

*	Building Quality:  age, category, type of facility, appeal
for tenants and investors, and technologies

*	Discounted Income Quality:  tenant quality, lease terms and
expiry, contract rent vs. market rent

*	Current and Overall performance

*	Financing:  interest rates and cash assets

We intend to utilize two approaches in regards to our acquisition strategy.

        Identify Attractive Acquisitions - We seek to acquire property or real estate that is determined to be undervalued or possesses income potential. We will only make acquisitions that can be negotiated with terms and conditions at a price we believe to be less than current market prices. We intend to promote this strategy to generate long-term profitability and cash flow gains rather than just revenue growth.

        Maintain a Sell Discipline - We intend to create a disposition strategy at the time of acquisition. This disposition strategy will be reviewed constantly throughout the investment cycle. We believe that value is created during the acquisition and asset management phase of the investment cycle and realized through the properly timed and executed sale of the property. We intend to establish a successful track record of maximizing investment returns by selling each asset at the optimal point in the investment cycle.

Management considers various factors when evaluating potential property acquisitions. These factors include:

- The attractiveness of the property to existing and potential tenants;

- The likelihood and relative attractiveness of competitive supply;

- The anticipated demand for space in the local market;

- The creditworthiness and diversity of risk in the current tenants occupying the property;

- The ability to acquire the asset at an attractive going-in yield, as well as the potential to increase operating income over time by renewing leases for increasing rents;

- The physical condition of the property, including the extent of funds required for its maintenance and for physical upgrades needed in order to establish or sustain its market competitiveness;

- The ability to operate the property with a competitive cost structure; and

- The property's location in one of our target markets

        In determining whether to enter into a new development, the foregoing factors are considered as well as the additional risks of development, including the following:

- The extent of lease-up risk in the context of the demand/supply characteristics of the local market

- The ability to minimize construction risks; and

- The quality of local development partners, if relevant.

	Please note that, although the above paragraphs describe our current policy with respect to investing, these policies may be changed by the directors without a vote of our security holders.

INVESTMENT GUIDELINES AND RESTRICTIONS

        We may invest up to 49% of our assets in any one property.

	We have not limited the percentage of securities of an issuer that we may acquire. Due to our primary goal of generating revenue through appreciation of real estate and properties we do not anticipate acquiring debt securities or acquiring a significant amount of equity securities. We anticipate that the vast majority of our acquisitions will be asset purchases. However in situations we determine to be economically favorable for the company we may acquire equity securities of an issuer or structure an acquisition as a stock purchase instead of an asset purchase.

        We have implemented the following guidelines for our investments:

*	We may invest up to 95% of our assets into real estate
and properties.

*	Investment interests in REITs, partnerships and joint
ventures may not collectively exceed 25% of our assets.


* Investments in securities in total may not exceed 30% of our assets. If investments in securities grow in value to exceed 30% of our assets we will liquidate sufficient amounts of the securities so that the value does not exceed 30% of our assets. We are not an investment company as the focus of our investments is in real property, not securities and we will diligently monitor the value of our investments in order to ensure that we do not fall within the definition of an investment company.

	The types of real estate and interests in real estate in which we intend to invest consist of commercial properties such as office buildings, strip centers, industrial warehouses including mini-storage facilities and residential properties to include single family homes, condominiums, and residentially zoned land.

        We intend to acquire properties through leveraged transactions, such as first mortgages available through institutional lenders, seller financed acquisitions, or a combination thereof. It is our intent to structure all debt financing through the use of non-recourse financing, limiting our exposure to the amount of funds we directly invest in a specific acquisition.

        We intend to acquire under-performing office and other commercial and residential properties below replacement cost, renovating and/or repositioning them, and owning, operating and/or reselling such properties. We believe that appropriate well-located commercial properties that are currently under-performing can be acquired on advantageous terms and repositioned with the expectation of achieving enhanced returns which are greater than returns which could be achieved by acquiring a stabilized property.

        We will also consider investing in Real Estate Investment
Trusts (REITs), and to a minor extent, partnerships and joint ventures. We will maintain the following criteria when evaluating such investment opportunities:

        -Management that is highly focused and free from conflicts of interests

	-A track record of profitability through various market or business cycles

	-Financial strength and flexibility

	-Cash flow quality and growth potential

	-Valuation of risk-adjusted potential returns

        Furthermore, we will require that all potential REIT investments meet guidelines such as:

	-Ready access to capital

	-Ownership of property that has appreciation potential

        We will only consider investing in REITs that are invested in well-located areas. We believe that well-managed equity REITs that are not highly leveraged and generate most of their income from rents on established or stable properties are the most attractive REIT investments. Key financial factors, such as Funds From Operation (FFO) and Cash Available for Distribution
(CAD) will be analyzed as well.

        Additionally, we will look for REITs with investment policies such as: transparent investment policy and objective, holds real estate investments for long term investment purpose, provides regular detailed reports regarding the performance of the REIT, is subject to a high standard of corporate governance and timely disclosure of financial information

	Please note that, although the above paragraphs describe our current policy with respect to investing, these policies may be changed by the directors without a vote of our security holders.



CONFLICT OF INTEREST

	Our officers and directors are permitted to purchase and/or sell property or real estate that is not affiliated with us.
They are also permitted to engage in outside real estate investments. Other than Mr. Miller, all of our officers are currently employed by other businesses. Although the officers plan to devote their full business efforts to executing our business plan after we raise at least $500,000, the officers currently may be employed or work for business entities within the real estate and property industry.


COMPETITION

	We compete in a variety of service disciplines within the commercial real estate industry. Each of these business areas is highly competitive on a national as well as local level. We face competition not only from other real estate service providers, but also from boutique real estate advisory firms, appraisal firms and self-managed real estate investment trusts. In general, there can be no assurance that we will be able to ever compete effectively, to achieve desirable fee levels or margins, or achieve any market share. We look to increase relative strength and longevity in the markets in which we plan to operate, and enhance our ability to offer clients a range of real estate services on a local and regional basis. We believe that we can operate successfully in the future in this highly competitive industry.



LEGAL PROCEEDINGS

	We are not party to any legal proceedings as of the date of this prospectus.

EMPLOYEES

	As of the date of this prospectus we have 4 employees all of whom are serving the company in executive capacities.


CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND/FINANCIAL DISCLOSURE.

	We have had no disagreements with our accountants on accounting and financial disclosure.

Item 2.  DESCRIPTION OF PROPERTIES

        Our principal office facility is presently located in space owned by an officer. We are not presently incurring any rent expenses associated with this space.


Item 3.  LEGAL PROCEEDINGS

	We are not party to any legal proceedings as of the date of this report.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Market Information

        Our common stock is not yet approved for quotation on the National Association of Securities Dealers OTC Bulletin Board. A market maker has applied for quotation of our common stock.

 	As of July 22, 2004, there were, 45 shareholders of record of our common stock and a total of 5,165,500 shares outstanding. Of the 5,165,500 shares of common stock outstanding, 2,740,000 shares of common stock are beneficially held by "affiliates" of the company.

        The Company has never paid a dividend on its common stock. It is the Company's present policy to retain all earnings to provide funds for the future growth of the Company.

Item 6.  MANAGEMENT'S PLAN OF OPERATION

        The following is a discussion of our plan of operations and our liquidity and capital resources. To the extent that this discussion contains statements that are not of a historical nature, these statements are forward-looking statements, which involve risks and uncertainties. See "Special Note Regarding Forward-Looking Statements". The following should be read in conjunction with our Consolidated Financial Statements and the related Notes included elsewhere in this filing.

        Over the next twelve (12) months, we intend to pursue opportunities to provide revenue-generating activities. To accomplish this, we will need to progress through several stages of initial operations. Initially, we are currently seeking to raise up to $1,000,000 of capital to be in position to commence full business operations.

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

        To date we have spent a total of $44,668 in general operating expenses. We raised the amounts used in these activities from a Regulation D offering in which we raised
$46,300.

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

        Despite our low monthly cash requirements and the agreement of our officers, management believes that, we have insufficient financial resources to meet its obligations for the next twelve months.

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

Item 7.  FINANCIAL STATEMENTS

        The Financial Statements are included with this report commencing on page F-1.



Item 8.  CHANGES IN ACCOUNTANTS AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.



Item 8A.  CONTROLS AND PROCEDURES

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

        As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. Subsequent to the date of this evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls.

PART III.

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers


Name               Age          Position                       Director Since

Thomas Fastiggi    46    Chief Operating Officer

Sean Miller        28    Chief Executive Officer,
                         Chief Financial Officer, Chief
                         Accounting Officer and Director             2003

Vincent Kohen      62    President

Lisa Beach         42    Vice President


Rose Cabasso       48    Vice President, Secretary and Director      2003


Sean Miller, Chief Executive Officer, Chief Financial Officer,
Chief Accounting Officer
--------------------------------------------------------------

With a background in accounting, finance and economics, Mr. Miller served as Managing Director for Asset Management Group, LLC, a privately managed hedge fund from May 2001 through July 25, 2003, at which time he became our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Prior to joining Asset Management Group, Mr. Miller provided consulting services to the money management firm of Greystone International Asset Management, for the period of July 2000 until April 2001, in the capacity of Assistant Portfolio Manager. Mr. Miller was responsible to provide detailed research and analytical analysis on various equities. Mr. Miller also incorporated a successful hedging strategy that was detailed by the use of option and derivative trading. From April 1999 to July 2000, Mr. Miller served as District Manager for Automatic Data Processing Inc., a Fortune 500 company which specializes in payroll and tax services As District Manager, Mr. Miller's duties included: sales, marketing and training. Mr. Miller achieved Top Salesperson for South Florida twice and was responsible for regaining profitability in every territory he was assigned. During his tenure at ADP, Mr. Miller's marketing efforts averaged 165% above his district's quota. Mr. Miller currently devotes his full business efforts to implementing our business plan.



Thomas Fastiggi, Chief Operating Officer
----------------------------------------

Mr. Fastiggi served as our Chief Executive Officer and Chief Financial Officer from inception until July 25, 2003. He now serves as our Chief Operating Officer. Mr. Fastiggi has over thirty years of experience in real estate sales, property management, including operations, long range planning and insurance risk management. This experience includes preparation of annual budgets, office and facility administration and database management as well as overall profit and loss responsibility. He has managed properties in Florida and Hilton Head, South Carolina with amenities such as beach, tennis clubs, 130 + slip marina facilities and on site restaurants. This includes supervision of all property management, rental and sales staff for condominiums, hotel and time shared resorts.

As a licensed Real Estate Broker, his expertise includes real estate marketing, as well as feasibility studies having worked for a major resort marketing company with duties such as project profiling and positioning, competitive property analysis, buyer profile demographics, marketing, media selection, lead generation and sales training.

Mr. Fastiggi currently serves, and has served for the past nine years as General Manager of Peppertree Bay Realty, a $60 million gulf front community in Sarasota Florida. His responsibilities include operations, rental program and sales management, having initiated the sales program at this location. During the last three years, he directed a $2 million staged upgrade of the facility including structural repairs with concrete restoration, renovation of on-site amenities, elevators, fire alarm and safety upgrades as well as landscape and road renovation.

He is a graduate of Seton Hall University with a degree in Business Administration, and is licensed by the state of Florida as a Real Estate Broker and Community Association Manager. He is a member of Community Associations Institute (CAI). having earned the "Certified Manager of Community Associations" ("CMCA") designation from the National Board of Certification for Community Association Managers, a CAI sister organization. He has earned the designated of Association Management Specialist ("AMS") by CAI, one of less than 1200 such professionals nationwide. He is a member of the Institute of Real Estate Management and is a candidate for the Accredited Residential Manager ("ARM") designation. He has participated as a guest speaker and panelist for the American Resort and Recreation Development Association ("ARRDA") southeastern region conventions.

Mr. Fastiggi is consulted on a weekly basis regarding strategic operational decisions and the implementation of our business plan. Mr. Fastiggi intends to devote his full business efforts to executing our business plan once we have raised a minimum of $500,000. Mr. Fastiggi currently devotes up to five hours per week to implementing our business plan.



Vincent J. Kohen, President
---------------------------

Mr. Kohen joined the company in July 2003 as its President and brings forth a lifetime of expertise in the banking industry.
His last assignment was as President, Chief Executive Officer and Director of Twin Valley Bank of Ohio. This position involved the turnaround of the institution from defalcation to a five star rated financial institution. He retired from Twin Valley Bank in 2001 after sixteen years of dedicated services. Prior to that assignment, Mr. Kohen spent twenty-four years as Vice President and Branch Administrator of 39 bank branches for the First National Bank of Dayton, now National City Bank, Dayton, Ohio.

He is a member of the American Institute of Banking, Dayton, Ohio, having served as its President. In addition, he served as an instructor for the Institute in the areas of marketing, bank operations and economics.

Mr. Kohen enjoyed a distinguished military career and retired at the rank of Major in the United States Army Reserve with 18 years of experience. A graduate of the U.S. Army Officer Candidate School, he graduated as the number one graduate in his class.

He maintains a residence in Sarasota, Florida where he has served as a board member of his community, the Peppertree Bay
Association, for the last six years. He was elected Treasurer in 2000 and offers his financial expertise as needed on a volunteer basis.

Mr. Kohen is consulted on a weekly basis regarding the implementation of our business plan. He intends to devote his full business efforts to executing our business plan once we have raised a minimum of $500,000. Mr. Kohen currently devotes up to five hours per week to implementing our business plan.


Lisa Beach, Vice President
--------------------------

Mrs. Lisa Beach has more than twenty years experience in the real estate industry.

Mrs. Beach has served Peppertree Bay Reality, Inc. since 1978.
In her present position as onsite Sales and Rental Coordinator, she is responsible for marketing a 362 unit gulf front condominium. At this community she has been the top sales award winner, having won awards for Sales Associate of the Year for each of the last 7 years. She consistently sells over 95% of her own listings.

Her rental program experience includes marketing properties via tenant inquiries by mail, telephone, World Wide Website, as well as walk in traffic and existing resident referrals. She has also been responsible for the selection of advertising media in market specific locations based on demographically defined seasonal rental demand.

As Coordinator of the rental program Mrs. Beach introduces new clients of the firm to the rental program, by explaining the responsibilities of the firm, the owner and a prospective tenant. Reservations are handled by Mrs. Beach through computer as well as backup systems. She is responsible for the escrow of rental payments for payment of taxes, utilities, insurance and other obligations of the unit owner, as well as distribution of rental proceeds to the unit owner.

Mrs. Beach has responsibility for rental unit conditions, including purchase and replacement of interior furnishings, kitchen and bath packages, electronics, as well as other items typically found in a resort rental condominium. She coordinates the cleaning and unit preparation from tenant to tenant as well as scheduling use by owners or business or personal associates of a unit owner.

Mrs. Beach is consulted on a weekly basis regarding the implementation of our business plan. She intends to devote her full business efforts to executing our business plan once we have raised a minimum of $500,000. Mrs. Beach currently devotes up to five hours per week to implementing our business plan.


Rose Cabasso, Vice President and Secretary
------------------------------------------

Ms. Rose Cabasso, age 48 is a graduate of Brooklyn College with a degree in Psychology and Business Administration.

During her career, she has been associated with many of the premier fashion houses in various managerial positions. From 1975 to 1983, Ms. Cabasso was employed with Kaiser Roth in the capacity of Advertising Manager and Assistant Merchandising Manager. Her efforts were focused on promoting Kaiser Roth's lingerie, lounge-ware, gloves & accessories. Ms. Cabasso was the Director of Advertising and Sales Promotion for Bali Intimate Apparel from 1983 till 1986. She assumed a similar role at Lilly of France, as Director of Advertising and Sales Promotion from 1986 to 1988. Her responsibilities were centered in advertising, marketing, and product promotion through an aggressive media campaign in the greater New York metropolitan area. Ms. Cabasso developed unique point-of-purchase displays for the retailer.

Ms. Cabasso is consulted on a weekly basis regarding the implementation of our business plan. She intends to devote her full business efforts to executing our business plan once we have raised a minimum of $500,000. Ms. Cabasso currently devotes up to five hours per week to implementing our business plan.

Directors' Remuneration

Our directors are presently not compensated for serving on the board of directors. All officers are prepared to devote full-time attention to successful implement our business plan. If minimum funding of $500,000 is not obtained, officers may then decide to devote less than full-time towards the business plan.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        The Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 2003, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange
Act of 1934.

Item 10. EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements.


Summary Compensation Table

	The following table sets forth the total compensation paid to or accrued for the period from inception through April 30, 2003 and for the year ended April 30, 2004 to our CEO, COO and our President.


Annual Compensation


Name and                                          Other      Restricted   Securities                 All
Principal Position                                Annual       Stock      Underlying    LTIP        Other
                       Year    Salary   Bonus   Compensation   Awards       Options     Payouts   Compensation
--------------------------------------------------------------------------------------------------------------

Sean Miller
CEO, CFO and CAO        2004    $0        0          0            0              0         0             0
                        2003    $0        0          0            0              0         0             0


Thomas Fastiggi, COO    2004    $0        0          0            0              0         0             0
                        2003    $0        0          0            0              0         0             0

Vincent J. Kohen,
President               2004    $0        0          0            0              0         0             0



Stock Option Grants in the past fiscal year

        We have not issued any grants of stock options in the past fiscal year.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information regarding beneficial ownership of our common stock as of the date of this report by (i) those shareholders known to be the beneficial owners of more than five percent of the voting power of our outstanding capital stock, (ii) each director, and (iii) all executive officers and directors as a group:

Name and Address of			Number of		Percent
Beneficial Owner (1)			Shares Owned		Owned
--------------------------              -------------           -----
Cardozo Services Limited(2)		1,540,000		29.8%
Ansbacher House
Bank Lane
PO Box N7768
Nassau, Bahamas

Vincent Kohen				5,000			*

Thomas Fastiggi                         350,000                 6.8%

Lisa Beach				25,000			*

Sean Miller				400,000			7.7%

Rose Cabasso				425,000			8.2%

Andrea Osman				400,000			7.7%
7745 Trieste Place
Delray Beach, FL  33446

Joseph Colonna				400,000			7.7%
2068 Arlington Street
Apartment A
Sarasota, FL 34239

Ronald Colonna				430,000			8.3%
6056 Midnight Pass Road
Sarasota, FL  34248

John Thristino				430,000			8.3%
7745 Trieste Place
Delray Beach, FL  33446

All Directors and Officers as
A Group (5 persons)			1,205,000		23.2%
--------------
(1)	Unless otherwise indicated, the address of record for the
owner is 3675 North Country Club Drive, Suite 1907,
Aventura, FL  33180.

(2)	The controlling shareholder of Cardozo Services Limited is
Redcorn Consultants Limited.  The controlling persons of
Redcorn Consultants Limited are Mr. Paul Winder and Mr.
Alan Cole.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We have not engaged in any transactions that are required to be disclosed.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

Exhibit Number		Description

3.1	Articles of Incorporation of Medallion
        Crest Management, Inc.

3.2	Bylaws of Medallion Crest Management, Inc.

3.3	Specimen certificate of the Common Stock of
        Medallion Crest Management, Inc.

23.1	Consent of Daszkal Bolton LLP

23.2	Consent of Law Office of James G. Dodrill
        II, PA (included in Exhibit 5.1)


        (b) Reports on Form 8-K.

            None.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     	The Company paid audit fees to its independent certified public accountant, Daszkal Bolton LLP. in the amount of $12,873 for the year ended April 30, 2004 and in the amount of $0 for the period from April 4, 2003 (inception) to April 30, 2003 respectively. There were no fees paid to the independent certified public accountant for tax and other services for these periods.

                       MEDALLION CREST MANAGEMENT, INC.
                        (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS



                 FOR THE YEARS ENDED APRIL 30, 2004 AND 2003
              AND FOR THE PERIOD FROM APRIL 4, 2003 (INCEPTION)
                            THROUGH APRIL 30, 2004

                              TABLE OF CONTENTS





Independent Auditor's Report                                    1

Financial Statements:

Balance Sheets as of April 30, 2004 and 2003                    2

Statements of Operations for the years ended April 30, 2004
and 2003 and for the period from April 4, 2003 (inception)
through April 30, 2004                                          3

Statements of Changes in Stockholders' Equity for the period
from April 4, 2003 (inception) through April 30, 2004           4

Statements of Cash Flows for the years ended April 30, 2004
and 2003 and for the period from April 4, 2003 (inception)
through April 30, 2004                                   	5

Notes to Financial Statements                                   6

                         DASZKAL BOLTON LLP
                         ------------------

Michael I. Daszkal, CPA, P.A.		2401 N.W. Boca Raton Boulevard
Jeffrey A. Bolton, CPA, P.A.		Boca Raton, FL 33431
Timothy R. Devlin, CPA, P.A.		t: 561.367.1040
Michael S. Kridel, CPA, P.A.		f: 561.750.3236
Marjorie A. Horwin, CPA, P.A. 		www.daszkalbolton.com
Patrick D. Heyn, CPA, P.A



                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Medallion Crest Management, Inc.

We have audited the accompanying balance sheets of Medallion Crest Management, Inc., (a development stage company) as of April 30, 2004 and 2003, and the related statements of operations, changes in stockholders' equity and cash flows for the years ended April 30, 2004 and 2003 and for the period from April 4, 2003 (inception) through April 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medallion Crest Management, Inc. as of April 30, 2004 and 2003, and the results of its operations and its cash flows for the years ended April 30, 2004 and 2003 and for the period from April 4, 2003 (inception) through April 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has experienced losses in the development stage. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in the Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DASZKAL BOLTON LLP


/s/ Daszkal Bolton LLP
-----------------------
Boca Raton, Florida
May 25, 2004

       Member of American Institute of Certified Public Accountants -
                 SEC and Private Companies Practice Sections
                     Member  Affiliated Offices Worldwide

MEDALLION CREST MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
----------------------------------------------------------------



                                    ASSETS
                                    ------
                                                      April 30, 2004   April 30, 2003
                                                      --------------   --------------

Current assets:
  Cash                                                $    4,632       $   46,137
                                                      -----------      -----------
   Total assets                                            4,632           46,137
                                                      -----------      -----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------



Current liabilities:
  Accrued expenses                                         3,000                -
                                                      -----------      -----------
     Total liabilities                                     3,000                -
                                                      -----------      -----------

Stockholders' equity:
  Preferred stock, 20,000,000
   authorized, par value
   $.0001; none issued and
   outstanding                                                 -                -
  Common stock, 100,000,000
   authorized, $.0001 par value;
   5,165,000 issued and outstanding                          517              517
  Additional paid in capital                              45,783           45,783
  Deficit accumulated during the
   development stage                                     (44,668)            (163)
                                                      -----------      -----------

     Total stockholders' equity                            1,632           46,137
                                                      -----------      -----------
     Total liabilities and stockholders' equity       $    4,632           46,137
                                                      ===========      ===========




See accompanying notes to financial statements.

MEDALLION CREST MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
--------------------------------


                                                                                                  Period from
                                                                                April 4, 2003    April 4, 2003
                                                                                 (inception)      (inception)
                                                                                  through          through
                                                              April 30, 2004    April 30, 2003   April 30, 2004
                                                              --------------    --------------   --------------

Revenue                                                         $         -       $         -      $         -

Selling, general and administrative expenses                         44,505               163           44,668
                                                                -----------       -----------      -----------

Loss from operations                                                (44,505)             (163)         (44,668)
                                                                -----------       -----------      -----------

Provision (benefit) for income taxes                                      -                 -                -
                                                                -----------       -----------      -----------

Net loss                                                        $   (44,505)      $      (163)     $   (44,668)
                                                                ===========       ===========      ===========



Basic and diluted loss per share                                $     (0.01)      $         -
                                                                ===========       ===========

Basic and diluted weighted average shares outstanding             5,165,500         2,127,712
                                                                ===========       ===========


See accompanying notes to financial statements.

MEDALLION CREST MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
---------------------------------------------


                                                                            Accumulated
                                          Common Stock                        Deficit
                                       -------------------    Additional     Development
                                        Shares     Amount   Paid-In Capital     Stage      Total
                                       ---------  --------  ---------------  -----------  --------

Balance, April 4, 2003 (inception)             -  $     -     $      -        $      -    $     -

Initial capital contributions          4,750,000      475        4,275               -       4,750

Common stock issued for cash             415,500       42       41,508               -      41,550

Net loss - April 30, 2003                      -        -            -            (163)       (163)
                                       ---------  -------     --------        --------    --------

Balance, April 30, 2003                5,165,500  $   517     $ 45,783        $    163    $ 46,137

Net loss - April 30, 2004                      -        -            -         (44,505)    (44,505)
                                       ---------  -------     --------        --------    --------

Balance, April 30, 2004                5,165,500  $   517     $ 45,783        $(44,668)   $  1,632
                                       =========  =======     ========        ========    ========



See accompanying notes to financial statements.

MEDALLION CREST MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
--------------------------------


                                                                                          Period from
                                                                        April 4, 2003    April 4, 2003
                                                                         (inception)      (inception)
                                                       Year Ended         through          through
                                                      April 30, 2004    April 30, 2003   April 30, 2004
                                                      --------------    --------------   --------------




Cash flows from operating activities:
  Net loss                                            $ (44,505)        $    (163)       $ (44,668)
  Increase in accounts payable                            3,000                 -            3,000
                                                      ---------         ---------        ---------
  Net cash used in operating  activities                (41,505)             (163)         (41,668)
                                                      ---------         ---------        ---------
  Cash flows from financing activities
    Common stock issued for cash                              -            41,550           41,505
    Initial capital contribution                              -             4,750            4,750
                                                      ---------         ---------        ---------
  Net cash provided by financing activities                   -            46,300           46,300
                                                      ---------         ---------        ---------

  Net increase in cash                                  (41,505)           46,137            4,632
                                                                        ---------        ---------
  Cash at beginning of period                            46,137                 -                -
                                                      ---------         ---------        ---------

  Cash at end of period                               $   4,632            46,137            4,632
                                                      =========         =========        =========


  Supplementary information:
  --------------------------
    Cash paid for:
      Interest                                        $       -         $       -        $       -
                                                      =========         =========        =========
      Income taxes                                    $       -         $       -        $       -
                                                      =========         =========        =========



See accompanying notes to financial statements.

MEDALLION CREST MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------


NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK
-----------------------------------------------------------

Medallion Crest Management, Inc was incorporated on April 4, 2003 in order to create and realize value by identifying and making opportunistic real estate investments by the direct acquisition, rehabilitation, financing and management of real properties in Dade, Broward and Palm Beach County, Florida.

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


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash and Cash equivalents
-------------------------

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. The Company has no cash equivalents.

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

MEDALLION CREST MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

Revenue Recognition
-------------------

The Company will recognizes revenue when:

*       Persuasive evidence of an arrangement exists;
*       Shipment has occurred;
*       Price is fixed or determinable; and
*       Collectability is reasonably assured.


NOTE 3 - EQUITY TRANSACTIONS
----------------------------

Common Stock Issued for Cash
----------------------------

During the period ended April 30, 2003, the Company issued 4,750,000 of common stock to initial investors for cash. The Company valued the shares at $.001 per share, for a total of $4,750.

Also during the period ended April 30, 2003, the Company issued 415,500 of common stock at $.10 per share, for a total of $41,550.


NOTE 4 - INCOME TAXES
---------------------

For income tax purposes, the Company has elected to capitalize start-up costs incurred during the period ended April 30, 2004 and totaling $44,505. The start-up costs will be amortized over sixty months beginning in the year of initial operations.


NOTE 5 - GOING CONCERN
----------------------

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $(44,505) for the year ended April 30, 2004 and $(163) for the period ended April 30, 2003. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2004.

                MEDALLION CREST MANAGEMENT, INC.

        By:     /s/ Sean Miller
                -------------------
		Sean Miller
		Principal Executive Officer,
                Principal Financial Officer
                and Chairman


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on August 10, 2004.

/s/ Sean Miller               Principal Executive Officer, Principal
---------------               Financial Officer, Principal Accounting
Sean Miller                   Officer and Director


/s/ Rose Cabasso              Vice President, Secretary and Director
----------------
Rose Cabasso