Form 10QSB
period 2004-07-31
MEDALLION CREST MANAGEMENT INC
filed 2004-09-20
CIK 1231472

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

         (Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

                                          or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934 For the transition period from to

                                -------------

Commission file number: 000-_______

                       Medallion Crest Management, Inc.
    ---------------------------------------------------------------------
                (Name of small business issuer in its charter)

                      Florida                            06-1686744
    ---------------------------------    --------------------------------
    (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)

                   3675 North Country Club Drive, Suite 1907
                                Aventura, FL
    ---------------------------------------------------------------------
                   (Address of principal executive offices)

                                     33180
    ---------------------------------------------------------------------
                                   (Zip Code)

    Registrant's telephone number, including area code: (305) 933-6737

    Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $0.001 par value per share
    ----------------------------------------------------------------------
                                (Title of class)

The number of shares of the registrant's common stock, par value
$0.001 per share, outstanding as of September 17, 2004 was 5,165,500.

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

                             FINANCIAL STATEMENTS

                    PERIOD FROM APRIL 4, 2003 (INCEPTION)
                             THROUGH JULY 31, 2004
                 AND FOR THE THREE MONTHS ENDED JULY 31, 2004

                                TABLE OF CONTENTS
                                -----------------

Financial Statements:

Balance Sheet as of July 31, 2004 (unaudited)           1

Statement of Operations for the three months
ended July 31, 2004 and 2003 (unaudited) and
from April 4, 2003 (inception) through July 31,
2004 (unaudited)                                        2

Statement of Changes in Stockholders' Equity
for the period from April 4, 2003
(inception) through July 31, 2004 (unaudited)           3

Statement of Cash Flows for the three months
ended July 31, 2004 and 2003  and the period
from April 4, 2003 (inception) through July
31, 2004 (unaudited)                                    4

Notes to Financial Statements                          5-6

MEDALLION CREST MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
----------------------------------------------------------------





                                    ASSETS
                                    ------


                                                      July 31, 2004
                                                      --------------
                                                      (unaudited)

Current assets:
  Cash                                                $    1,460
                                                      -----------


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------



Current liabilities:
  Accounts payable                                    $   36,591
  Loan payable                                             3,500
                                                      -----------
     Total liabilities                                    40,091
                                                      -----------

Stockholders' equity:
  Preferred stock, 20,000,000
   authorized, par value
   $.0001; none issued and
   outstanding                                                 -
  Common stock, 100,000,000
   authorized, $.0001 par value;
   5,165,000 issued and outstanding                          517
  Additional paid in capital                              45,783
  Deficit accumulated during the
   development stage                                     (84,391)
                                                      -----------

     Total stockholders' deficit                         (38,631)
                                                      -----------
     Total liabilities and stockholders' deficit      $    1,460
                                                      ===========




See accompanying notes to financial statements.

MEDALLION CREST MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
--------------------------------



                                                                                                  April 4, 2003
                                                               Three months      Three months      (inception)
                                                                  ended             ended            through
                                                               July 31, 2004      July 31 2003    July 31, 2004
                                                              --------------    --------------   --------------
                                                                (unaudited)       (unaudited)      (unaudited)

Revenue                                                         $         -       $         -      $         -

Selling, general and administrative expenses                         40,263             6,487           84,931
                                                                -----------       -----------      -----------

Loss from operations                                                (40,263)           (6,487)         (84,931)
                                                                -----------       -----------      -----------

Provision (benefit) for income taxes                                      -                 -                -
                                                                -----------       -----------      -----------

Net loss                                                        $   (40,263)      $    (6,487)     $   (84,931)
                                                                ===========       ===========      ===========



Basic and diluted loss per share                                $     (0.01)      $         -
                                                                ===========       ===========

Basic and diluted weighted average shares outstanding             5,165,500         5,165,000
                                                                ===========       ===========


See accompanying notes to financial statements.

MEDALLION CREST MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
---------------------------------------------


                                                                            Accumulated
                                          Common Stock                        Deficit
                                       -------------------    Additional     Development
                                        Shares     Amount   Paid-In Capital     Stage      Total
                                       ---------  --------  ---------------  -----------  --------

Balance, April 4, 2003 (inception)             -  $     -     $      -        $      -    $     -

Initial capital contributions          4,750,000      475        4,275               -       4,750

Common stock issued for cash             415,500       42       41,508               -      41,550

Net loss - April 30, 2003                      -        -            -            (163)       (163)
                                       ---------  -------     --------        --------    --------

Balance, April 30, 2003                5,165,500  $   517     $ 45,783        $    163    $ 46,137

Net loss - April 30, 2004                      -        -            -         (44,505)    (44,505)
                                       ---------  -------     --------        --------    --------

Balance, April 30, 2004                5,165,500  $   517     $ 45,783        $(44,668)   $  1,632

Net loss July 31, 2004 (unaudited)             -        -            -         (40,263)    (40,263)
                                       ---------  -------     --------        --------    --------

Balance,                               5,165,000      517       45,783         (84,931)    (38,631)
                                       =========  =======     ========        ========    ========



See accompanying notes to financial statements.

MEDALLION CREST MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
--------------------------------


                                                                                           April 4, 2003
                                                        Three months      Three months      (inception)
                                                            ended             ended            through
                                                        July 31, 2004      July 31 2003    July 31, 2004
                                                        --------------    --------------   --------------
                                                        (unaudited)       (unaudited)      (unaudited)




Cash flows from operating activities:
  Net loss                                            $ (40,263)        $  (6,487)       $ (84,931)
  Increase in accounts payable                           33,591             2,234           40,091
                                                      ---------         ---------        ---------
  Net cash used in operating  activities                 (6,672)           (4,253)         (44,840)
                                                      ---------         ---------        ---------
  Cash flows from financing activities
    Borrowings on loan payable                            3,500                 -                -
    Common stock issued for cash                              -                 -           41,550
    Initial capital contribution                              -                 -            4,750
                                                      ---------         ---------        ---------
  Net cash provided by financing activities               3,500                 -           46,300
                                                      ---------         ---------        ---------

  Net increase in cash                                   (3,172)           (4,253)           1,460

  Cash at beginning of period                             4,632            46,137                -
                                                      ---------         ---------        ---------

  Cash at end of period                               $   1,460            41,884            1 460
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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended April 30, 2004. Operating results for the three months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending April 30, 2005.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes for the year ended April 30, 2003, found in the Company's Form SB-2/A.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Cash Equivalents
----------------

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. As at July 31, 2004, there are no cash equivalents.

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

MEDALLION CREST MANAGEMENT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
--------------------------------



NOTE 3 - EQUITY TRANSACTIONS
----------------------------

Common Stock Issued for Cash
----------------------------

During the period ended April 30, 2003, the Company issued 4,750,000 of common stock to initial investors for $4,750 cash.

Also during the period ended April 30, 2003, the Company issued
415,500 of common stock for $0.10 per share, for a total of $41,550.

NOTE 4 - INCOME TAXES
---------------------

For income tax purposes, the Company has elected to capitalize start-up costs incurred since April 4, 2003 (inception) totaling $84,931. The start-up costs will be amortized over sixty months beginning in the year of initial operations.

NOTE 5 - LOAN PAYABLE
---------------------

During the period ended July 31, 2004, the Company received $3,500 under a due on demand note payable with no stated interest rate.

NOTE 6 - GOING CONCERN
----------------------

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported net losses of $40,263 for the three months ended July 31, 2004 and $6,487 for the three months ended July 31, 2003. Additional capital and/or borrowings will be necessary in order for the Company to continue in existence until attaining and sustaining profitable operations.

Item 2.  Management's Plan of Operations

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

Although we are not yet in a position to acquire any property, we have identified and conducted preliminary due diligence on several specific potential target properties that we intend to pursue farther once funds have been obtained. The properties include:

1)	Luxury units located in Miami Beach, Florida on the
southern most point of South Beach, with a price range from $1.6 million to $2.8 million per unit.
We are currently negotiating the purchase of several of these units, but the purchase is contingent on our ability to raise sufficient funds.

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

Liquidity and Capital Resources
--------------------------------

While at this time we do not have any significant current liabilities, our current liabilties exceed our current assets and our business expansion will require significant capital resources that may be funded through the issuance of notes payable or other debt arrangements that may affect our debt structure.

To date we have spent a total of $84,931 in general operating expenses. We raised the amounts used in these activities from a Regulation D offering in which we raised
$46,300 and from receipt of a loan in the amount of $3,500.

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

Given our low monthly cash requirements and the agreement of our officers, management believes that, even though our auditors have expressed substantial doubt about our ability to continue as a going concern, and assuming that we do not commence our anticipated operations it has sufficient financial resources to meet its obligations for at least the next six months.

In the early stages of our business plan, we will need cash for refinancing mortgages, financing acquisitions and development, and financing capital improvements as well as for marketing. We anticipate that during the first year, in order to execute our business plan to any meaningful degree, we would need to spend a minimum of $500,000 on such endeavors. We anticipate, however, that we will be able to commence substantial operations once we have raised a minimum of $250,000. We hope to raise these funds. If we are unable to raise the funds through equity investments we will seek alternative financing through means such as borrowings from institutions or private individuals. There can be no assurance that we will be able to keep costs from being more than these estimated amounts or that we will be able to raise such funds. Even if we sell all shares offered through this registration statement, we may need to seek additional financing in the future. However, we may not be able to obtain additional capital or generate sufficient revenues to fund our operations. If we are unable to obtain additional capital or generate sufficient revenues to fund our operations we expect that we will be required to seek protection from creditors under applicable bankruptcy laws. Our independent auditor has expressed substantial doubt about our ability to continue as a going concern and believes that our ability is dependent on our ability to implement our business plan, raise capital and generate revenues. See Note 1 of our financial statements.

Uncertainties
--------------

There is intense competition in the real estate investment market with other companies that are much larger and both national and international in scope and which have greater financial resources than we have. At present, we require additional capital to make our full entrance into this industry.

Forward Looking Statements
---------------------------

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


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits

None.

(b)   Reports on Form 8-K

None

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 20, 2004.


        MEDALLION CREST MANAGMENT, INC.

        By:     /s/ Sean Miller
           -----------------------
		Sean Miller
		Principal Executive Officer,
                Principal Financial Officer
                and Chairman


	In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on September 20, 2004.

  /s/ Sean Miller		Principal Executive Officer, Principal
---------------------           Financial Officer,
  Sean Miller                   Principal Accounting Officer and Director


  /s/ Rose Cabasso		Vice President, Secretary and Director
---------------------
  Rose Cabasso