Form 10KSB
period 2004-12-31
CepTor CORP
filed 2005-04-15
CIK 1231472

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE OF 1934

                   For the fiscal year ended December 31, 2004

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE OF 1934

     For the transition period from __________________ to __________________

                       Commission file number: 333-105793

                               CEPTOR CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                Delaware                                 11-2897392
----------------------------------------    ------------------------------------
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

  200 International Circle, Suite 5100
         Hunt Valley, Maryland                              21030
----------------------------------------    ------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)

Issuer's Telephone Number: (410) 527-9998

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  None

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes |X| No[ ]

     Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer had no revenues during the fiscal year ended December 31, 2004.

     The aggregate market value of the issuer's common equity held by non-affiliates, as of April 11, 2005 was $20,845,245.

     As of April 11, 2005, there were 10,714,507 shares of the issuer's common equity outstanding.

     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                Table of Contents
                                -----------------
                                                                            Page
                                                                            ----
Part I

Part II
  Item 5.  Market for Common Equity, Related Stockholder Matters and

  Item 8.  Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure.......................................   30
  Item 8A. Controls and Procedures........................................   30
  Item 8B. Other Information..............................................   30

Part III
  Item 9.  Directors and Executive Officers...............................   30
  Item 10. Executive Compensation.........................................   32
  Item 11. Security Ownership of Certain Beneficial Owners and

                                        i

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

General

     We were incorporated in Delaware in 1986 under the name Aloe Scientific
Corporation. In 1988 our name was changed to CepTor Corporation. Until December
2003 our stock was held by ten persons and our operations were privately funded by loans from our owners, through research grants, and by testing and development agreements with third parties. In December 2003 we were acquired by
Xechem International, Inc. ("Xechem") in a stock-for-stock transaction.
Thereafter, Xechem determined that it would be in their best interest and our best interest to spin-off our company to permit us to seek separate financing in order to pursue further development of our products. As a result, on December 8,
2004, we completed a merger ("Merger") with Medallion Crest Management, Inc., a
Florida corporation ("Medallion"). Medallion acquired all of our outstanding capital stock in exchange for 5,278,068 shares of Medallion common stock and assumption of certain obligations.

     On December 8, 2004 we also filed an amendment to our Articles of
Incorporation in order to adopt the name CepTor Corporation and to authorize our
Series A Convertible Preferred Stock, par value $0.0001 per share ("Series A
Preferred Stock").

     On December 9, 2004 we sold an aggregate of 103.62 Units to approximately
42 accredited investors and received gross proceeds of $2,590,500, before payment of commissions and expenses, pursuant to the terms of a Confidential
Private Placement Memorandum dated October 22, 2004, as supplemented November
16, 2004 ("Private Placement"). Each Unit consists of one share of Series A
Preferred Stock and a three-year warrant to purchase our common stock, par value
$0.0001 per share ("Common Stock") at $2.50 per share. Each share of Series A
Preferred Stock is convertible into 10,000 shares of Common Stock and each warrant entitles the holder to purchase 5,000 shares of Common Stock.

     On December 27, 2004, January 5, 2005 and January 18, 2005 we held additional closings under the Private Placement and received gross proceeds of
$1,036,250, $1,208,750 and $1,906,250, from the sale of an additional 41.45,
48.35, and 76.25 Units to 73, 75, and 34 investors, respectively. On January 31,
2005 and February 3, 2005 we sold an aggregate of 224.48 Units to 86 investors and received gross proceeds of $5,612,000, and on February 11, 2005 we sold
17.50 Units to 4 investors and received gross proceeds of $437,500 and terminated the Private Placement, realizing total gross proceeds from the
Private Placement of $12,791,250.

     On January 31, 2005, we merged with our wholly-owned subsidiary to change our domicile to Delaware from Florida and to collapse the parent-subsidiary relationship resulting from the December 8, 2004 transactions.

     The information in this Report is presented as if the company existing since 1986 had been the registrant for all periods presented. The section
"Management's Discussion and Analysis or Plan of Operation" and the audited financial statements presented in this prospectus are exclusive of any assets or results of operations or business attributable to Medallion. As used in this
Report, unless otherwise indicated, the terms "we," "us," "our" and "the
Company" refer to CepTor Corporation.

BUSINESS

     We are a development-stage biopharmaceutical company focusing on the development of proprietary, cell-targeted therapeutic products for neuromuscular and neurodegenerative diseases. Our goal is to increase the quality and quantity of life of people suffering with these diseases. Primary efforts are currently being focused on moving our lead product, Myodur, into phase I/II clinical trials for Duchenne's muscular dystrophy. Our broad platform technology also includes the development of products for multiple sclerosis, retinal degeneration and epilepsy.

     We currently have no revenues from operations and are funding the development of our products through the sale of our securities and will continue to fund our activities through sales of securities for the foreseeable future.
Our current emphasis is on filing a Phase I investigational new drug ("IND")
application for Myodur, manufacturing

supplies required for pre-clinical studies and initial clinical trials of our proposed product, conducting toxicological and other pre-clinical studies and pursuing required United States Food and Drug Administration ("FDA") clinical studies and approvals. In the absence of the availability of financing from additional sales of our securities on a timely basis, we could be forced to materially curtail, limit, or cease our operations.

TECHNOLOGY

     Through an existing proprietary platform technology, we intend to pursue drug candidates that exploit the understanding that activation of the cysteine protease calpain initiates the cellular degradation that accompanies many neuromuscular and neurodegenerative diseases. Early studies undertaken by us found that the highly specific calpain inhibitor leupeptin substantially ameliorated the degenerative effects of these diseases. Our technology includes utilizing the carrier molecules carnitine and taurine, which are used to target various passenger molecules, including leupeptin, to skeletal muscle cells and nerve cells, respectively. This provides for potential applications of this technology in muscular dystrophy, multiple sclerosis (MS), epilepsy, amyotrophic lateral sclerosis (ALS), chronic inflammatory demyelinating polyneuropathy, cancer cachexia, AIDS wasting, traumatic nerve injury, retinal degeneration, ototoxicity, Alzheimer's disease, Huntington's disease and cardiomyopathies.

     We have been issued compound patents on both carrier molecules (carnitine and taurine) in combination with any passenger molecule and have applied for orphan drug status for Myodur. Additional provisional and other patent applications are in process.

     Much of our technology is based on muscle and nerve cell targeting for calpain inhibition. Calpain exists in every cell of the body and is a protease that degrades cells naturally, in a normal metabolic process, in concert with new cells that are constantly being developed. If calpain is up regulated abnormally, the cellular degradation process breaks down cells and tissues faster than they can be restored, resulting in several serious neuromuscular and neurodegenerative diseases. Whether by genetic defect, trauma or insult, if cell membrane integrity is compromised, it can lead to up regulation of calpain causing deleterious muscle or nerve cell and tissue degradation. Although the subject of our continued research, we believe this to be because the cell membrane defect allows the entry of extracellular calcium ions into the cell, which, consequently, up regulates calpain. Our technology is designed to target calpain inhibitors to muscle and nerve cells preventing degradation of those tissues.

STRATEGY

     We are focusing on a two-pronged business strategy to minimize product development risk and time to market and maximize market protection through a combination of internal development and licensing and the orphan drug model. We seek to take advantage of the legislative, regulatory, and commercial opportunities common to rare orphan diseases. We currently intend to focus on developing and commercializing orphan drug candidates internally, while working to partner product development opportunities for non-orphan drug candidates with third parties. This strategy may be further refined to take into account foreign partnering opportunities, including for our orphan drug candidates.

     We estimate the current total market potential of Myodur in Duchenne's muscular dystrophy at approximately $2.9 billion worldwide. FDA approval of
Myodur would require an effective compound. With a possible expected orphan drug fast track, and efforts to maintain a relatively low cost development process plan, we currently expect to internally develop and commercialize Myodur world-wide, with the exception of the Pacific Rim where we have granted an exclusive license for Myodur. We also plan to apply for orphan drug status and develop internally drugs for ALS and chronic inflammatory demyelinating polyneuropathy.

     Preliminary worldwide partnering discussions are currently underway for multiple sclerosis and retinal degeneration. We believe epilepsy drug development is an out-licensing candidate to partner with larger pharmaceutical firms. We believe our largest potential indication for long-term drug development to be for cardiomyopathies (cardiac skeletal muscle deterioration) which would also be a candidate for out-licensing and development with large pharmaceutical firms.

     Low-Risk Development. We believe our technology affords an the opportunity to minimize development risk because of the following:

     o    Naturally Occurring Carriers. Carnitine and taurine are benign, naturally occurring, endogenous molecules that reside in all humans.
          Carnitine and taurine perform the same transport function with our compounds as occurs naturally.

     o    Currently Approved Products. Carnitine, and valproic acid are already approved compounds for carnitine deficiency in dialysis patients and epilepsy, respectively. These drugs are currently administered at higher doses than we anticipate we will use in our activities.

     o    Leupeptin Tested in Children. The active ingredient in Myodur, leupeptin, has already been studied in a limited DMD pediatric population at doses higher than we envision using.

     o    Molecules Familiar to FDA. Carnitine and taurine, as well as the current passenger molecules, leupeptin and valproic acid, are well known and established molecules to the FDA and no denaturing of the individual molecules in combination has been demonstrated.

     o    Minimal Dosing for Maximum Effectiveness. Due to the targeting effects of the carrier molecules, only minimal dosing of the therapeutic passenger molecules is anticipated to be required, suggesting a direct, positive safety effect in combination.

     Orphan Drug Model. According to the National Institutes of Health (NIH),
there are over 6,000 orphan diseases (diseases affecting less than 200,000 people) in the US directly affecting approximately 24,000,000 patients.
Additional patients are indirectly affected. Management believes that about 300 of these orphan diseases are addressed in definitive, therapeutic manners.
Management believes that one-third of the U.S. population is grossly underserved by the lack of medical options for many of these often devastating orphan diseases. Management believes this creates a large, high value health care market opportunity. The U.S. gene pool is also representative of Western Europe,
Canada and Australia. Accordingly, management also expects orphan disease statistics to be similar in those regions.

     We believe there are a significant number of efficiencies that can be capitalized on to create a realistic, focused orphan disease platform for numerous potential orphan diseases including:

     o    Market Exclusivity. Government legislation protects and rewards companies for the development of drugs for orphan diseases by providing for seven years of market exclusivity in the U.S., and ten years in the European Union, creating a competition-free environment with that technology and providing for an absence of patent issues for those same periods of time.

     o    Regulatory. As a result of the orphan drug legislation, regulatory challenges for product approval can be less daunting than for non-orphan drugs. Fewer total patient exposures, fewer clinical trials, and acceptance of surrogate markers along with clinical outcomes is possible for orphan drug candidates. The FDA is mandated to review an orphan drug approval application (new drug application
          ("NDA") or biological drug license application ("BLA")) in six months
          (fast track), instead of from one to two years. Understanding the orphan drug legislation and designing clinical trials for orphan drugs provides efficiencies across many different diseases. Overall clinical trial costs are also greatly reduced compared to non-orphan drug development.

     o    Commercialization. Orphan drugs demand a high premium because of their potential to increase the quality and quantity of life in areas where there is very little or no other hope. Examples include Genzyme's
          Cerezyme(TM) for Gaucher disease, management estimates, costing up to

          $300,000 per year per patient; TKT's Replagal(TM), management estimates, at $160,000 per year for Fabry disease; factor XIII which management estimates costs hemophiliacs $70,000 per year; and even for non-life threatening disorders like growth hormone deficiency, hGH, management estimates, costs $20,000 per year. Servicing the niche markets as planned by us, management believes, may permit us to benefit from low fixed costs, and efficient target marketing. A small sales force can focus on a specialty audience in a very connected community with similar tactics for many diseases.

     o    Distribution. Due to the costs, administration, shipping and handling requirements for orphan drugs, a very specialized distribution system is required. Similarities may allow us to design and use the same
          "internal" distribution system and infrastructure for several orphan drugs. Today, management believes most orphan drugs are contracted out separately to specialty distribution companies at a significant cost, usually between 6-7% of top line revenues.

     o    Reimbursement. The costs of many orphan drugs often cannot be borne by the individual patient nor can the third-party insurance complications be borne by the prescribing physicians. Management believes this requires an expert reimbursement service to assure payment for uninterrupted therapy of orphan drugs without undue complication. As similar to the efficiencies noted above, once this program is established it can be applied to other orphan products.

     o    Cost of Goods Sold. The gross amount of material required to supply an orphan market is low relative to non-orphan drugs. Management believes that a favorable relationship is possible between quantity and relative sales price, allowing for potential high gross margins.

TECHNOLOGY OVERVIEW

     Drug Targeting/Delivery Technology. When a pharmaceutical agent is administered to a patient, either orally or by injection, the drug distributes itself in most of the whole body water and tissues while only a small portion administered goes to the diseased area where it is expected to have its curative effect. In some cases, larger doses must be administered which can produce severe undesirable side effects in organs for which it was not intended. Thus, the means by which a drug reaches its target site or its delivery at the right moment and frequency, takes on increasing significance.

     Recent developments have fueled an increased intensity in research aimed at creating new drug delivery systems. Much of this interest has stemmed from the advances in biotechnology immunology, which has resulted in the creation of a new class of peptide and protein drugs. Concurrent attempts to overcome barriers which limit the availability of these macromolecules has led to an exploration of non-parenteral routes for their systemic delivery as well as means to overcome the enzymatic and absorption barriers for the purpose of increasing bioavailability.

     Although for conventional drugs the oral route is convenient and popular, most peptide and protein drugs have low uptake due to proteolytic degradation in the gastrointestinal tract and poor permeability of the intestinal mucosa to high molecular weight substances. Several approaches to overcome these obstacles have been under intense industry investigation: (i) inhibiting proteolytic degradation, (ii) increasing the permeability across the relevant membrane,
(iii) structural modification to improve their resistance to breakdown or to enhance permeability, and (iv) specific pharmaceutical formulation to prolong their retention time at the site of administration using controlled delivery systems.

     Controlled-Release Systems. A number of combination and variations on these themes have been investigated by others. For example, linkage of drugs to monoclonal antibodies, encapsulation of drugs in liposomes, modification of the liposome surface to alter the pharmacokinetics, coating of proteins and/or liposomes with polymers or polysaccharides, fusion of toxins to antibodies via recombinant technology, and many others. All of these modifications are designed to accelerate and control the transport of pharmacologically-active agents from sites of administration to organs. These systems do not address overcoming physical barriers common to macromolecules.

     Site-Specific Delivery (Targeting). These alterations in drug structure are not limited entirely to enhancing the stability of drugs, but are also designed to improve the targeting of the drug to a specific organ or tissue. By taking advantage of a feature on a cell membrane that becomes a focal point for incorporating a specific carrier into the design of the drug to carry it to its designated goal, targeting or site-specific delivery can be improved. The carriers generally utilized have been monoclonal antibodies that target specific cell membrane epitopes or receptors; however, a greater understanding of membrane-specific features might enable one to design small molecular carriers attached to drugs for enhanced uptake. Thus, new drugs in the form of peptides, proteins, oligonucleotides, and genes are now on the horizon. The limitations at this juncture relate to how to deliver them, intact, to preferred sites in order to achieve maximal physiologic effectiveness and reduced side effects.

OUR TECHNOLOGY

     We have developed a unique technology that we believe has broad application and which may be used to target drugs orally to many human organ and tissue systems. The basis of this technology is a concept that integrates the special chemical properties of active, currently available, and naturally occurring pharmaceuticals and the specific biological characteristics of targeting drugs to cells. Our technology provides a means for targeting drugs to the site for which the drug has therapeutic effect. This targeting capability has the potential effect of reducing, potentially markedly, the amount of drug that is circulated to other places in the body. Therefore, effective targeting would make it possible to use much less drug in the patient's body, thereby drastically decreasing the probability of harmful side effects. Both carnitine and taurine, naturally occurring substances, have been initially utilized in our technology as specific carriers of drugs, particularly to muscle and nerve. Any drug, new or old, can potentially be linked to these carriers if a functional group is available to carry out the linkage.

     There are many medical conditions in which loss of muscle tissue is a prominent part of the disease process. These include muscular dystrophy, in which the genetic disorder resides in the muscle cells, or diseases such as MS,
ALS and spinal cord injury, where muscle wasting is secondary to the primary defect in the neuron.

     Calpain Inhibition. We have hypothesized that a protease, calpain, is involved in initiating the degenerative process in each of muscular dystrophy,
MS, ALS, and spinal cord injury. Calpains are a family of Ca++ activated intracellular proteases, whose activity is accelerated when abnormal amounts of
Ca++ enter the cell by virtue of increased membrane permeability as a result of some traumatic or ischemic event and/or a genetic defect, such as the absence of dystrophin in Duchenne muscular dystrophy. Our research program has identified an inhibitor of calpain, and has demonstrated usefulness in halting the loss of muscle tissue in certain circumstances. The inhibitor, leupeptin, is a natural tripeptide produced by streptomyces strains.

     Calpain is one of a relatively small family of cysteine proteases which also include the caspases which are active in promoting programmatic cell death, or apoptosis. It has been implicated in the initiation of both necrotic and apoptotic cell death. The trigger which activates calpain is Ca++ ions leaking into cells, where the levels are generally very low. The dystrophin gene responsible for muscular dystrophy, for instance, is involved in maintaining muscle cell membrane integrity and when it is mutated the membrane is leaky for calcium. Overstimulation of neural receptors by GABA and other excitatory molecules following abnormal GABA release accompanying injury, can lead to excitatory neurotoxicity by allowing entrance of too much Ca++. Calpain has been implicated in the neurotoxicity that follows spinal cord injury. Tissues weakened by ischemia/reperfusion injury such as occurs following stroke or myocardial infarct, admit Ca++. Over the past ten years it has emerged that calpain enzymatic activity plays a key role in a very large number of cellular degenerative conditions. Leupeptin, the tripeptide aldehyde has been shown to be a potent inhibitor of thiol proteases of the calpain class of enzymes. The majority of proteases in the body has serine or threonine at the active site and are marginally, or not at all, inhibited by leupeptin so the therapy is predicted to be safe.

     One of the problems in using leupeptin, either by oral or injection administration, is that it distributes itself indiscriminately to all parts of the body, when only skeletal muscle or nerve tissue should be targeted. One approach involving larger doses than are necessary to get the desired result often causes side effects in other parts of the body and in the case of leupeptin, would be very expensive. We have investigated a way to more specifically target the calpain inhibitor to muscle by linking the active part of the inhibitor to a natural occurring substance in the body which is attracted to skeletal muscle and heart muscle by an active transport mechanism. This substance is called carnitine which is normally used to transport fatty acids into muscle cell mitochondria. We have successfully

linked leupeptin to carnitine to create a more efficient calpain inhibitor we call Myodur. Our studies suggest that the chemical entity carnityl-leu-argininal
(Myodur) is at least 13-fold more effective in inhibiting calpain intracellularly in skeletal muscle than is leupeptin alone, although this result is subject to continued review and assessment and may not be indicative of future successful drug development or commercialization. This has resulted in adoption of Myodur as a new potential candidate for therapy for the treatment of muscle wasting diseases, be they primary or secondary.

     Leupeptin is not patent-protected, having been first isolated and characterized in 1969. We have been granted orphan drug status for the use of leupeptin in nerve repair and filed for orphan drug status in muscular dystrophy for Myodur, which includes the active part of leupeptin.

     Another naturally occurring substance, taurine, is attracted to nervous tissue and to the eye. The reasons for this are not yet understood. When leupeptin is linked to taurine, calpain appears to be inhibited in a number of nerve-related disease states in our preliminary studies. This result is subject to continued review and assessment and may not be indicative of future successful drug development or commercialization. The diseases affected could include deafness as a result of antibiotic damage to hair cells in the ear, diabetic and age-related retinopathy, seizures, and possibly Alzheimer's disease. We believe this drug, named Neurodur, could be a particularly effective drug for the treatment of hearing loss due to nerve damage, as well as diabetic retinopathy, multiple sclerosis, and spinal cord injury.

     In summary, our technology provides us with the ability and potential to seek to:

     o    Explore potential therapeutic, including oral, agents in a variety of neuromuscular and neurodegenerative disorders;

     o    Improve the safety profile of new, as well as existing,
          pharmaceuticals currently on the market;

     o    Investigate new and abandoned pharmaceutical research projects where untargeted therapeutics possess toxic characteristics that have not been able to be successfully managed;

     o    Extend the patent life of existing major drugs by using them in a targeted compound and provide a means of product differentiation in the generic pharmaceutical industry; and

     o    Investigate the potential for developing cardioactive drugs.

MANUFACTURING

     We do not have, and do not intend to establish, manufacturing facilities to produce our product candidates in the near or mid-term. We plan to utilize contract manufacturers for all of our production requirements. We believe that there are a number of high quality Good Laboratory Practice (GLP) and Good
Manufacturing Practice (GMP) contract manufacturers available for these purposes.

CONTRACT MANUFACTURING AGREEMENT WITH BACHEM

     We are currently in the process of finalizing arrangements with Bachem AG to be our exclusive contract manufacturer under which we would purchase our requirement of product from Bachem AG for cash and royalty payments. We currently intend to purchase certain components required for our products which are under patent from Sigma-Tau Industrie Farmaceutiche Riunite S.p.A. ("Sigma
Tau"). Although the terms of these agreements have not be finalized, we expect the cost of the required product for pre-clinical studies and initial clinical trials to be significant.

FDA OVERSIGHT OF MANUFACTURING

     The manufacturer of our product candidates or any future product, whether done by third-party contractors or internally, will be subject to rigorous regulations, including the need to comply with the FDA's current GMP standards. As part of obtaining FDA approval for each product, each of the manufacturing facilities must be inspected, approved by and registered with the
FDA. In addition to obtaining FDA approval of the prospective manufacturer's quality control and manufacturing procedures, domestic and foreign manufacturing facilities are subject to periodic inspection by the FDA and/or foreign regulatory authorities which have the authority to suspend or withdraw approvals.

INTELLECTUAL PROPERTY

     Our intellectual property portfolio includes:

     o    Patent 4,742,081 - Carnitine, which preferentially accumulates in cardiac and skeletal muscle, is coupled to a protease inhibitor or any other pharmaceutically active compound, for the purpose of site-specific drug delivery to these tissues. These products may be useful in a variety of muscle wasting diseases as well as cardiac conditions including cardiac ischemia;

     o    Patents 4,866,040, 5,008,288 and 5,876,747 - These patents cover the compounds carnitine, aminocarnitine and cysteic acid (taurine) as carriers linked to protease inhibitors, propranolol, procainamide and quinidine and, as well, phosphatidyl carnitine incorporated into liposomes for the treatment of muscle disorders as well as cardiac arrhythmias;

     o    Patent application directed to compound C-301 an anticonvulsant therapeutic agent for treating epilepsy and bipolar disorder, filed
          May 7, 2004;

     o    Provisional application for Myodur specifically in the field of muscular dystrophy and for other neurodegenerative diseases and for a new composition of matter (compound), filed June 12, 2004; and

     o    Provisional application for Neurodur specifically in the field of multiple sclerosis and for other neuromuscular diseases and for a new composition of matter, filed in September 2004.

     We have made, or plan to make the following orphan drug designation filings:

     o    Orphan Drug Designation has been granted for leupeptin in denervation injury;

     o    Orphan Drug Designation for Myodur in muscular dystrophy was applied for on January 29, 2004;

     o    Orphan Drug Designation for C-202 in ALS will be applied for in 2005;
          and

     o    Orphan Drug Designation for C-208 in chronic inflammatory
          demyelinating polyneuropathy will be applied for in 2005.

     We also rely on protection afforded by confidentiality and invention acknowledgement agreements with key personnel in order to secure and protect our intellectual property rights that are not subject to patent or other statutory protection.

LICENSES

     On September 15, 2004 we granted an exclusive fifteen-year license to JCR
Pharmaceuticals Co., Ltd. ("JCR") to develop, manufacture, use, sell, and sublicense Myodur for the treatment of muscular dystrophy in Japan, South Korea,
China, Taiwan and Singapore. The licensing agreement provides, among other things, for royalty payments in the amount of 25% of "net sales" (as such term is defined in the agreement) provided that the sum of the cost of goods sold, plus royalty payments does not exceed 35% of net sales. Pursuant to the license agreement, JCR acquired 554,413 shares of our Common Stock for $1,000,000
($929,231 after expenses), and upon FDA approval of an IND for Myodur for muscular dystrophy in the United States, is obligated to purchase $1,000,000 of additional shares of our Common Stock. The purchase price at the time of the second $1,000,000 investment

required under the license agreement will be the then market price of our Common
Stock which may be higher, or lower, on a price per share basis, than the purchase price applicable to the initial investment. In addition, JCR is obligated to make a milestone payment of $500,000 to us upon FDA approval of an
IND to initiate Phase I/II clinical studies for Myodur for muscular dystrophy in the United States.

COMPETITIVE BUSINESS CONDITIONS AND COMPETITIVE POSITION IN THE INDUSTRY;
METHODS OF COMPETITION

     We currently have no products or drugs in commercial production and are exclusively engaged in research and development, pre-clinical and pre-regulatory review and preparation. Accordingly, we do not compete with any product or in any market or industry. While there is no assurance that any of our products will be capable of commercialization, we believe that competition in our planned area of concentration, should any of our products obtain regulatory clearances required for commercialization, will primarily involve effectiveness of our products for the approved indications, dosage, delivery, and, to a lesser degree, price and insurance availability.

DISTRIBUTION METHODS

     We currently have no distribution methods since all of our products are presently in development and we have neither applied for nor received any regulatory approvals.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     We presently maintain relationships with two companies, Bachem AG and Sigma
Tau, for raw materials for our research and testing needs. The raw materials required by us are available from a limited number of suppliers capable of production which meets our requirements and FDA standards. We presently expect to purchase certain components of our product which are manufactured under patent protection.

CUSTOMERS

     We currently have no customers.

GOVERNMENT REGULATION

     The manufacturing and marketing of all of our drug and drug delivery technology, including Myodur and Neurodur, and our related research and development activities are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. We anticipate that these regulations will apply separately to each drug and compound we investigate or develop. Compliance with these regulations will involve a considerable amount of time, expense and uncertainty.

     In the United States, drugs are subject to rigorous federal regulation and, to a lesser extent, state regulation. The United States Food, Drug and Cosmetic
Act, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our drugs. Drug development and approval within this regulatory framework is difficult to predict and will take a number of years and involve material expenditures that cannot be accurately projected at this early stage of development of our products but which will exceed our current resources and will require sources of funds, which are presently uncertain.

     The steps required before a pharmaceutical agent may be marketed in the
United States include:

     o    Pre-clinical laboratory tests, in vivo pre clinical studies and formulation studies;

     o    The submission to the FDA of an IND for human clinical testing which must become effective before human clinical trials can commence;

     o    Adequate and well controlled human clinical trials to establish the safety and efficacy of the product;

     o    The submission of a NDA or BLA to the FDA; and

     o    FDA approval of the NDA or BLA prior to any commercial sale or shipment of the product.

     In addition to obtaining FDA approval for each product, each domestic product manufacturing facility must be registered with, and approved by, the
FDA. Domestic manufacturing facilities are subject to biennial inspections by the FDA and must comply with the FDA's Good Manufacturing Practices for products, drugs and devices.

     Pre-Clinical Testing. Pre-clinical testing includes laboratory evaluation of chemistry and formulation, as well as tissue culture and animal studies to assess the potential safety and efficacy of the product. Pre-clinical safety tests must be conducted by laboratories that comply with FDA regulations regarding Good Laboratory Practices. No assurance can be given as to the ultimate outcome of such pre-clinical testing. The results of pre-clinical testing must be submitted to the FDA as part of an IND and are reviewed by the
FDA prior to the commencement of human clinical trials.

     We intend to largely rely upon contractors to perform pre-clinical trials.
To date, we have not established relationships with regards to pre-clinical testing of our intended products.

     Clinical Trials. Clinical trials involve the administration of the new product to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent institutional review board at the institution where the study will be conducted. The institutional review board will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution. Compounds must be formulated according to Good
Manufacturing Practices.

     Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the product into healthy human subjects, the drug is tested for safety (adverse side effects), absorption, dosage tolerance, metabolism, bio distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II is the proof of principal stage and involves studies in a limited patient population in order to:

     o    Determine the efficacy of the product for specific, targeted indications;

     o    Determine dosage tolerance and optimal dosage; and

     o    Identify possible adverse side effects and safety risks.

     If there is evidence that the product is found to be effective and has an acceptable safety profile in Phase II evaluations, Phase III trials may be undertaken to further evaluate clinical efficacy and to test for safety within an expanded patient population at geographically dispersed multi center clinical study sites. Phase III frequently involves randomized controlled trials and, whenever possible, double blind studies. We, or the FDA, may suspend clinical trials at any time if it is believed that the individuals participating in trials are exposed to unacceptable health risks.

     We intend to rely upon contractors to perform our clinical trials. We have not established any relationships regarding anticipated clinical trials for any intended product.

     NDA and FDA Approval Process. The results of pharmaceutical development, pre-clinical studies and clinical studies are required to be submitted to the
FDA in the form of a NDA for approval of the marketing and commercial shipment of all regulated products. The testing and approval process is likely to require substantial cost, time and effort. In addition to the results of pre-clinical and clinical testing, the NDA applicant must submit detailed information about chemistry, manufacturing and controls that will determine how the product will be made. The approval process is affected by a number of factors, including the severity of the disease, the availability of

alternative treatments and the risks and benefits demonstrated in clinical trials. Consequently, there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny a NDA if applicable regulatory criteria are not satisfied, require additional testing or information or require post-marketing testing and surveillance to monitor the safety of a company's product if it does not believe the NDA contains adequate evidence of the safety and efficacy of the drug. Notwithstanding the submission of such data, the FDA may ultimately decide that a NDA does not satisfy its regulatory criteria for approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Post approval studies may be conducted as Phase IV to explore further intervention, new indications, or new product uses.

     Among the conditions for NDA approval is the requirement that any manufacturer's quality control and manufacturing procedures conform to Good
Manufacturing Practices and the requirement specifications of the FDA. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of drug application and quality control to ensure full technical compliance. Manufacturing facilities, both foreign and domestic, also are subject to inspections by or under the authority of the FDA and by other federal, state or local agencies.

     International Approval. Whether or not FDA approval has been obtained, approval of a product by regulatory authorities in foreign countries must also be obtained prior to the commencement of commercial sales of the drug in such countries. The requirements governing the conduct of clinical trials and drug approvals vary widely from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Although there are some procedures for unified filings for certain European countries, in general, each country at this time has its own procedures and requirements.

     Other Regulation. In addition to regulations enforced by the FDA, we are also subject to regulation under the Occupational Safety and Health Act, the
Environmental Protection Act, the Toxic Substances Control Act, the Resource
Conservation and Recovery Act, and other present and future federal, state or local regulations. Our research and development may involve the controlled use of hazardous materials, chemicals, and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of any accident, we could be held liable for any damages that result and any such liability could exceed our resources.

     In pre-clinical studies Myodur has demonstrated efficacy in muscular dystrophy, Neurodur has demonstrated efficacy in MS, and C-301 has demonstrated efficacy in animal models for epilepsy. We presently expect to file an IND for
Myodur in the fourth quarter of 2005. However, such filing may be subject to further delay as a result of many factors either within or outside our control.

RISK FACTORS

     The following risk factors should be considered carefully in addition to the other information contained in this Report:

Risks Related to Our Business and Industry

     The failure to complete development of our technology, obtain government approvals, including required FDA approvals, or to comply with ongoing governmental regulations could delay or limit introduction of proposed products and result in failure to achieve revenues or maintain our ongoing business.

     Our research and development activities, the manufacture and marketing of our intended products are subject to extensive regulation for safety, efficacy, and quality by numerous government authorities in the United States and abroad.
Before receiving FDA clearance to market our proposed products, we will have to demonstrate that our products are safe and effective on the patient population and for the diseases that are to be treated. Clinical trials, manufacturing and marketing of drugs are subject to the rigorous testing and approval process of the FDA and

equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic
Act ("FDC Act") and other federal, state, and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution, and promotion of drugs and medical devices. As a result, clinical trials and regulatory approval can take a number of years or longer to accomplish and require the expenditure of substantial financial, managerial, and other resources.

     In order to be commercially viable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market, and distribute our technologies. For each drug utilized with our drug delivery technology, and for Myodur and Neurodur, we must successfully meet a number of critical developmental milestones, including:

     o    demonstrate benefit from delivery of each specific drug through our drug delivery technology;

     o    demonstrate through pre-clinical and clinical trials that our drug delivery technology and patient specific therapy is safe and effective;

     o    establish a viable Good Manufacturing Process capable of potential scale up.

     The time frame necessary to achieve these developmental milestones may be long and uncertain, and we may not successfully complete these milestones for any of our intended products in development.

     In addition to the risks previously discussed, our technology is subject to additional developmental risks which include the following:

     o    the uncertainties arising from the rapidly growing scientific aspects of drug delivery, therapies, and potential treatments;

     o    uncertainties arising as a result of the broad array of potential treatments related to nerve and muscle injury and disease; and

     o    anticipated expense and time believed to be associated with the development and regulatory approval of treatments for nerve and muscle injury and disease.

     In order to conduct clinical trials that are necessary to obtain approval by the FDA to market a product it is necessary to receive clearance from the FDA to conduct such clinical trials. The FDA can halt clinical trials at any time for safety reasons or because our clinical investigators do not follow the FDA's requirements for conducting clinical trials. If we are unable to receive clearance to conduct clinical trials or the trials are halted by the FDA, we would not be able to achieve any revenue from such product, as it is illegal to sell any drug or medical device in the United States for human consumption without FDA approval, and many foreign countries are influenced in granting their own required approvals by the FDA.

     Data obtained from clinical trials is susceptible to varying interpretations, which could delay, limit or prevent regulatory clearances.

     Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials (as of the date of this prospectus no clinical trials of our technology have been undertaken) do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical trials. Moreover, pre-clinical and clinical data is susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of an intended product under development could delay or prevent regulatory clearance of a potential drug, resulting in delays to commercialization, and could materially harm our business. Our clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our drugs, and thus our proposed drugs may not be approved for marketing. Even after approval, further studies could result in withdrawal of FDA and other regulatory approvals and voluntary or involuntary withdrawal of products from the market.

     We may encounter delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of development, clinical trials and FDA regulatory review. We may encounter similar delays in foreign countries. Sales of our products outside the U.S. would be subject to foreign regulatory approvals that vary from country to country. The time required to obtain approvals from foreign countries may be shorter or longer than that required for FDA approval, and requirements for foreign licensing may differ from FDA requirements. We may be unable to obtain requisite approvals from the FDA and foreign regulatory authorities, and even if obtained, such approvals may not be on a timely basis, or they may not cover the uses that we request.

     In the future, we may select drugs for "molecular binding" using our drug delivery technology which may contain controlled substances which are subject to state, federal and foreign laws and regulations regarding their manufacture, use, sale, importation and distribution. For such drugs containing controlled substances, we and any suppliers, manufacturers, contractors, customers and distributors may be required to obtain and maintain applicable registrations from state, federal and foreign law enforcement and regulatory agencies and comply with state, federal and foreign laws and regulations regarding the manufacture, use, sale, importation and distribution of controlled substances.
These regulations are extensive and include regulations governing manufacturing, labeling, packaging, testing, dispensing, prescription, and procurement quotas, record keeping, reporting, handling, shipment, and disposal. Failure to obtain and maintain required registrations or comply with any applicable regulations could delay or preclude us from developing and commercializing our drugs containing controlled substances and subject us to enforcement action. In addition, because of their restrictive nature, these regulations could limit our commercialization of drugs containing controlled substances.

     Our drugs or technology may not gain FDA approval in clinical trials or be effective as a therapeutic agent which could affect our future profitability and prospects.

     In order to obtain regulatory approvals, we must demonstrate that the procedure is safe and effective for use in humans and functions as a therapeutic against the effects of injury or disease. To date, we have not conducted any pilot study pursuant to Institutional Review Board oversight in anticipation of our initial FDA submission for patient specific or other therapy. Further, we have conducted only sporadic and limited animal studies to observe the effects of our drugs and have not subjected our drugs or technologies to rigorous testing standards that would be acceptable for publication in scientific peer review journals.

     We may not be able to demonstrate that any potential drug or technology, including Myodur or Neurodur, although appearing promising in pre-clinical and animal observations, is safe or effective in advanced clinical trials that involve human patients. We are also not able to assure that the results of the tests already conducted and which we intend to repeat will be consistent with our prior observations or support our applications for regulatory approval. As a result, our drug and technology research program may be curtailed, redirected or eliminated at any time.

     The diseases and illnesses to which our drugs and technologies are directed are very complex and may be prone to genetic mutations. These mutations may prove resistant to currently approved therapeutics or our drugs or technologies.
Even if we gain regulatory approval there may develop resistance to our treatment. This could have a material adverse effect on our business, financial condition, and results of operations.

     We have accumulated deficits in the research and development of our technology and there is no guarantee that we will ever generate revenue or become profitable even if one or more of our drugs are approved for commercialization.

     Since our inception in 1986, we have recorded operating losses. As of
December 31, 2004, we had a stockholders' deficiency of approximately $549,300 and accumulated deficit since inception of approximately $15,484,000. In addition, we expect to incur increasing operating losses over the next several years as we continue to incur increasing costs for research and development and clinical trials. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of our proposed products, obtain the required regulatory approvals and manufacture, market, and sell our proposed products. Development, including the cost of contract manufacturing of our proposed products for pre-clinical testing and human clinical trials is extremely costly and requires significant investment.
In addition, we may choose to license rights to particular drugs or other technology. License fees may increase our costs.

     We have not generated any revenue from the commercial sale of our proposed products or any drugs and do not expect to receive such revenue in the near future. Our primary activity to date has been research and development. All revenues to date are from grants, both public and private, and collaborative agreements. A substantial portion of the research results and observations on which we rely were performed by third-parties at those parties' sole or shared cost and expense. We cannot be certain as to when or whether to anticipate commercializing and marketing our proposed products in development, and do not expect to generate sufficient revenues from proposed product sales to cover our expenses or achieve profitability in the foreseeable future.

     We have relied solely on the facilities of the State University of New
York, Health Science Center at Downstate Medical Center and Stony Brook
University for all of our research and development, which could be materially delayed should we lose access to those facilities.

     Although we are in discussions to lease laboratory facilities for our on-going research and development programs, we currently have no research and development facilities of our own. We are entirely dependent on third parties to use their facilities to conduct research and development. To date, we have primarily relied on the Health Science Center at Downstate Medical Center and
Stony Brook University for this purpose. Our inability to have continued access to these facilities to conduct research and development may delay or impair our ability to gain FDA approval and commercialization of our drug delivery technology and products.

     We currently maintain a good working relationship with the Health Science
Center at Downstate Medical Center and Stony Brook University. Although we are
evaluating various facilities in which to establish our laboratories, should we be required to relocate on short notice, we do not currently have an alternate facility where we could relocate our research activities. The cost and time to establish or locate an alternative research and development facility to develop our technology, other than through the universities, will be substantial and may delay gaining FDA approval and commercializing our products.

     We are dependent on our collaborative agreements for the development of our technologies and business development which exposes us to the risk of reliance on the viability of third parties.

     In conducting our research and development activities, we rely and expect in the future to rely upon numerous collaborative agreements with universities, governmental agencies, charitable foundations, manufacturers, contract research organizations, and corporate partners. The loss of or failure to perform under any of these arrangements, by any of these entities, may substantially disrupt or delay our research and development activities including our anticipated clinical trials.

     We are exposed to product liability, clinical and pre-clinical liability risks which could place a substantial financial burden upon us should we be sued, because we do not currently have product liability insurance above and beyond our general insurance coverage.

     Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. We cannot assure that such potential claims will not be asserted against us. In addition, the use in our clinical trials of pharmaceutical products that we may develop and the subsequent sale of these products by us or our potential collaborators may cause us to bear a portion of or all product liability risks. A successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition, and results of operations.

     All of our pre-clinical trials have been and all of our proposed clinical and pre-clinical trials are anticipated to be conducted by collaborators and third party contractors. We do not currently have any product liability insurance or other liability insurance relating to clinical trials or any products or compounds. We intend to seek insurance against such risks before we initiate clinical trials or before our product sales are commenced. We cannot assure that we will be able to obtain or maintain adequate product liability insurance on acceptable terms, if at all, or that such insurance will provide adequate coverage against our potential liabilities. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of our drug delivery technology. A product liability claim could also significantly harm our reputation and delay market acceptance of our intended products. Furthermore, our current and potential partners with whom we have collaborative agreements or our future licensees may not be willing to indemnify us against these types of liabilities and may not themselves be sufficiently insured or have a net worth sufficient to satisfy any product liability claims. Product liability claims or other claims related to our intended products, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments. Any successful product liability or other claim may prevent us from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms. Claims or losses in excess of any product liability insurance coverage that may be obtained by us could have a material adverse effect on our business, financial condition, and results of operations.

     Our limited operating history makes evaluating our business more difficult, and therefore, investors have limited information upon which to rely.

     An investor can only evaluate our business based on a limited operating history. While we were organized in 1986, our current level of activity and operations only recently began following our acquisition by Xechem and subsequent closing on our financing during December 2004 and January and
February 2005. Our operations will continue to change and our costs will increase dramatically as we evolve from primarily a technology holding company to a capitalized company with employees and internal operations. Since inception, we have engaged primarily in research and development, relied to a great extent on third-party efforts, sought avenues for licensing technology, sought grants, raised capital, and recruited scientific and management personnel external to us. We have not generated any meaningful revenue to date, other than research grants, and have no royalty revenue or products ready for use and in the marketplace. This limited history may not be adequate to enable an investor to fully assess our ability to develop our technologies and proposed products, obtain FDA approval, and achieve market acceptance of our proposed products, and respond to competition, or conduct such affairs as are presently contemplated.

     Acceptance of our products in the marketplace is uncertain and failure to achieve market acceptance will prevent or delay our ability to generate revenues.

     Our future financial performance will depend, in part, upon the introduction and customer acceptance of our proposed products. Even if approved for marketing by the necessary regulatory authorities, our products may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

     o    the receipt of regulatory clearance of marketing claims for the uses that we are developing;

     o    the establishment and demonstration of the advantages, safety and efficacy of our technologies;

     o    pricing and reimbursement policies of government and third party payors such as insurance companies, health maintenance organizations and other health plan administrators;

     o    our ability to attract corporate partners, including pharmaceutical companies, to assist in commercializing our intended products; and

     o    our ability to market our products.

     Physicians, patients, payors or the medical community in general may be unwilling to accept, utilize, or recommend any of our products. If we are unable to obtain regulatory approval, commercialize, and market our proposed products when planned, we may not achieve any market acceptance or generate revenue.

     We may face litigation from third parties that claim our products infringe on their intellectual property rights, particularly because there is substantial uncertainty about the validity and breadth of medical patents.

     We may be exposed to future litigation by third parties based on claims that our technologies, products, or activities infringe the intellectual property rights of others or that we have the trade secrets of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology patents and the breadth and scope of trade secret protection involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether or not valid, could result in substantial costs, could

place a significant strain on our financial and managerial resources, and could harm our reputation. Most of our license agreements would likely require that we pay the costs associated with defending this type of litigation. In addition, intellectual property litigation or claims could force us to do one or more of the following:

     o    cease selling, incorporating or using any of our technologies and/or products that incorporate the challenged intellectual property, which would adversely affect our future revenue;

     o    obtain a license from the holder of the infringed intellectual property right, which license may be costly or may not be available on reasonable terms, if at all; or

     o    redesign our products, which would be costly and time consuming.

     We have not engaged in discussions, received any communications, nor do we have any reason to believe that any third party is challenging or has the proper legal authority to challenge our intellectual property rights or those of the actual patent holders, other than a letter received during August 2004 from counsel to a company named Ceptyr Corporation alleging infringement of trademarks issued to Ceptyr with respect to our name CepTor. In light of our formation and use of the name CepTor in commerce many years prior to the formation of Ceptyr and issuance of their trademark, we believe the demand to cease and desist from future infringement to be substantially without merit. No further communication has been received since mid-2004.

     Certain university relationships are important to our business and our scientific advisory board's university relationships may potentially result in conflicts of interests.

     Dr. Alfred Stracher and Dr. Leo Kesner are the chief scientific investigators of our technology and have had longstanding associations with the
Health Science Center at Downstate Medical Center and Stony Brook University for
more than the last five years. Dr. Stracher is also Chairman of the Department of Biochemistry of the Health Science Center at Downstate Medical Center. Dr.
Stracher's and Dr. Kesner's association with those universities may currently or in the future involve conflicting interests.

     If we are unable to adequately protect or enforce our rights to intellectual property or secure rights to third party patents, we may lose valuable rights, experience reduced market share, assuming any, or incur costly litigation to protect such rights.

     Our ability to obtain licenses to third-party patents, maintain trade secret protection, and operate without infringing the proprietary rights of others will be important to our commercialization of any products under development. Therefore, any disruption in access to the technology could substantially delay the development of our technology.

     The patent positions of biotechnology and pharmaceutical companies, including ours, which also involve licensing agreements, are frequently uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, our patent applications and any issued and licensed patents may not provide protection against competitive technologies or may be held invalid if challenged or circumvented. Our competitors may also independently develop drug delivery technologies or products similar to ours or design around or otherwise circumvent patents issued or licensed to us. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as U.S. law.

     We also rely upon trade secrets, technical know how, and continuing technological innovation to develop and maintain our competitive position. We generally require our employees, consultants, advisors and collaborators to execute appropriate confidentiality and assignment of inventions agreements.
These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances, and that all inventions arising out of the individual's relationship with us shall be our exclusive property. These agreements may be breached and we may not have an appropriate remedy available for breach of the agreements. Furthermore, our competitors may independently develop substantially equivalent proprietary

information and techniques, reverse engineer our information and techniques, or otherwise gain access to our proprietary technology. We may be unable to meaningfully protect our rights in trade secrets, technical know how, and other non patented technology.

     Although our trade secrets and technical know how are important, our continued access to the patents is a significant factor in the development and commercialization of our drug delivery technology. Aside from the general body of scientific knowledge from other drug delivery processes and technology, we believe these patents, based upon our current scientific data, are the only intellectual property necessary to develop our short-term plans for our current drug delivery system using our proposed Myodur, Neurodur and other drugs. We do not believe that we are or will be violating any other patents in developing our technology although we anticipate seeking a license from Sigma-Tau in order to employ a manufacturing method useful for large scale manufacturing of Myodur.

     We may have to resort to litigation to protect its rights for certain intellectual property, or to determine their scope, validity, or enforceability.
Enforcing or defending our rights is expensive, could cause diversion of our resources, and may not prove successful. Any failure to enforce or protect our rights could cause us to lose the ability to exclude others from using our technology to develop or sell competing products.

     We currently depend and will continue to depend heavily on third parties for support in research and development and clinical and pre-clinical testing.
We expect to conduct activities with Downstate Medical Center and other State
University of New York facilities at Stony Brook and Buffalo. We currently have no significant formal agreement with either of these institutions other than research and testing agreements entered through the Research Foundation of the
State University of New York. Under certain circumstances, the State University of New York and others may acquire certain rights in newly developed intellectual property developed in conjunction with us.

     Research and development and clinical trials involve a complex process, and these universities' facilities may not be sufficient. Inadequate facilities could delay clinical trials of our drugs and result in delays in regulatory approval and commercialization of our drugs, either of which would materially harm our business. We may, if adequate funding is obtained, decide to establish an independent facility to replace or supplement university facilities. To date, we have not identified the location, negotiated leases or equipment purchases, and, accordingly, we are subject to various uncertainties and risks that may be associated with the potential establishment of a new facility.

     We may rely on third party contract research organizations, service providers, and suppliers to support development and clinical testing of our products. Failure of any of these contractors to provide the required services in a timely manner or on reasonable commercial terms could materially delay the development and approval of our products, increase our expenses, and materially harm our business, financial condition, and results of operations.

     Key components of our technologies may be provided by sole or limited numbers of suppliers, and supply shortages or loss of these suppliers could result in interruptions in supply or increased costs.

     Certain components used in our research and development activities such as leupeptin, carnitine and taurine compounds, are currently purchased or manufactured for us from a single or a limited number of outside sources. The reliance on a sole or limited number of suppliers could result in:

     o    potential delays associated with research and development and clinical and pre-clinical trials due to an inability to timely obtain a single or limited source component;

     o    potential inability to timely obtain an adequate supply of required components; and

     o    potential of reduced control over pricing, quality, and timely delivery.

     We do not have long-term agreements with any of our suppliers, and therefore the supply of a particular component could be terminated without penalty to the supplier. Any interruption in the supply of components could cause us to seek alternative sources of supply or manufacture these components internally. If the supply of any

components is interrupted, components from alternative suppliers may not be available in sufficient volumes within required timeframes, if at all, to meet our needs. This could delay our ability to complete clinical trials, obtain approval for commercialization or commence marketing, or cause us to lose sales, incur additional costs, delay new product introductions, or harm our reputation.
Further, components from a new supplier may not be identical to those provided by the original supplier. Such differences if they exist could affect product formulations or the safety and effect of our products that are being developed and delay regulatory approvals.

     We have limited manufacturing experience and once our products are approved, if at all, we may not be able to manufacture sufficient quantities at an acceptable cost.

     Our products remain in the research and development and pre-clinical trial phase of commercialization. Once our products are approved for commercial sale, if at all, we will need to establish the capability to commercially manufacture our products in accordance with FDA and other regulatory requirements. We have limited experience in establishing, supervising, and conducting commercial manufacturing. If we fail to adequately establish, supervise, and conduct all aspects of the manufacturing processes, we may not be able to commercialize our products. We do not presently own manufacturing facilities necessary to provide clinical or commercial quantities of our intended products.

     We presently plan to rely on third party contractors to manufacture part or all of our products. This may expose us to the risk of not being able to directly oversee the production and quality of the manufacturing process.
Furthermore, these contractors, whether foreign or domestic, may experience regulatory compliance difficulty, mechanic shut downs, employee strikes, or any other unforeseeable acts that may delay production.

     Due to our limited marketing, sales, and distribution experience, we may be unsuccessful in our efforts to sell our products, enter into relationships with third parties, or develop a direct sales organization.

     We have yet had to establish any marketing, sales, or distribution capabilities for our proposed products. Until such time as our products are further along in the regulatory process, we will not devote any meaningful time or resources to this effort. At the appropriate time, we intend to enter into agreements with third parties to sell our products or we may develop our own sales and marketing force. We may be unable to establish or maintain third party relationships on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with our competitors who may exist after our introduction of products, if any.

     If we do not enter into relationships with third parties for the sales and marketing of our products, we will need to develop our own sales and marketing capabilities. We have limited experience in developing, training, or managing a sales force. If we choose to establish a direct sales force, we may incur substantial additional expenses in developing, training, and managing such an organization. We may be unable to build a sales force on a cost effective basis or at all. Any such direct marketing and sales efforts may prove to be unsuccessful. In addition, we will compete with many other companies that currently have extensive marketing and sales operations. Our marketing and sales efforts may be unable to compete against these other companies. We may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all, and may be unable to engage qualified distributors. Even if engaged, these distributors may:

     o    fail to satisfy financial or contractual obligations to us;

     o    fail to adequately market our products;

     o    cease operations with little or no notice; or

     o    offer, design, manufacture, or promote competing products.

     If we fail to develop sales, marketing, and distribution channels, we would experience delays in product sales and incur increased costs, which would harm our financial results.

     If we are unable to convince physicians as to the benefits of our intended products, we may incur delays or additional expense in our attempt to establish market acceptance.

     Broad use of our drug delivery technology may require physicians to be informed regarding our intended products and the intended benefits. The time and cost of such an educational process may be substantial. Inability to successfully carry out this physician education process may adversely affect market acceptance of our products. We may be unable to timely educate physicians regarding our intended products in sufficient numbers to achieve our marketing plans or to achieve product acceptance. Any delay in physician education may materially delay or reduce demand for our products. In addition, we may expend significant funds towards physician education before any acceptance or demand for our products is created, if at all.

     We will require additional funding which will be significant and we may have difficulty raising needed capital in the future because of our limited operating history and business risks associated with our company.

     We currently do not generate any revenue from our proposed products and revenue from grants and collaborative agreements may not be sufficient to meet our future capital requirements. We do not know when, or if, this will change.
We have expended substantial funds in research and development and will continue to expend substantial funds in contract manufacturing, research, development and pre-clinical testing and clinical trials of our drug delivery technology and compounds. We will require substantial additional funds to conduct research and development, establish and conduct clinical and pre-clinical trials, obtain required regulatory approvals and clearances, establish clinical and, if our products are subsequently considered candidates for FDA approval, commercial scale manufacturing arrangements, and provide for the marketing and distribution of our products. Additional funds may not be available on acceptable terms, if at all. If adequate funds are unavailable or are not available on terms deemed acceptable by management, we may have to delay, reduce the scope of or eliminate one or more of our research or development programs or product or marketing efforts which may materially harm our business, financial condition, and results of operations. Our long term capital requirements are expected to depend on many factors, including:

     o    the number of potential products and technologies in development;

     o    continued progress and cost of our research and development programs;

     o    progress with pre-clinical studies and clinical trials;

     o    the time and costs involved in obtaining regulatory clearance;

     o    costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

     o    costs of developing sales, marketing and distribution channels and our ability to sell our drugs;

     o    costs involved in establishing manufacturing capabilities for clinical trial and commercial quantities of our drugs;

     o    competing technological and market developments;

     o    market acceptance of our products;

     o    costs for recruiting and retaining management, employees, and consultants; and

     o    costs for training physicians.

     We may consume available resources more rapidly than currently anticipated, resulting in the need for additional funding. We may seek to raise any necessary additional funds through the exercise of warrants, equity, or debt financings, collaborative arrangements with corporate partners, or other sources. Any such equity financing may be dilutive to existing stockholders and debt financing, if available, may involve restrictive covenants that

would limit how we conduct our business or finance our operations, or otherwise have a material effect on our current or future business prospects. In addition, in the event that additional funds are obtained through arrangements with collaborative partners or other sources, we may have to relinquish economic and/or proprietary rights to some of our technologies or products under development that we would otherwise seek to develop or commercialize by ourselves. If adequate funds are not available, we may be required to significantly reduce, refocus, or delay our development efforts with regard to our drug delivery technology, compounds, and drugs.

     The market for our products is rapidly changing and competitive, and new mechanisms, technologies, new therapeutics, new drugs, and new treatments which may be developed by others could impair our ability to maintain and grow our business and remain competitive.

     The pharmaceutical and biotechnology industries are subject to rapid and substantial technological change. Developments by others may render our technologies and intended products noncompetitive or obsolete, or we may be unable to keep pace with technological developments or other market factors.
Technological competition from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities and budgets than we do, as well as substantially more marketing, manufacturing, financial and managerial resources.
These entities represent significant competition for us. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors' financial, marketing, manufacturing, and other resources.

     We are a start-up development stage enterprise that heretofore has operated in all material respects only as a virtual company with no day-to-day business management, operating as a vehicle to hold certain technology for possible future exploration, and have been and will continue to be engaged in the development of novel untested drug delivery and therapeutic technologies. As a result, our resources are limited and we may experience management, operational, or technical challenges inherent in such activities and novel technologies.
Other companies, which may become competitors, have developed or are in the process of developing technologies that could now be, or in the future become, the basis for competition. Some of these technologies may have an entirely different approach or means of accomplishing similar therapeutic effects compared to our technology. Our competitors may develop drug delivery technologies and drugs that are safer, more effective, or less costly than our intended products and, therefore, present a serious competitive threat to us.
The potential widespread acceptance of therapies that are alternatives to ours may limit market acceptance of our products even if commercialized. Many of our targeted diseases and conditions can also be treated by other medication or drug delivery technologies. These treatments may be widely accepted in medical communities and have a longer history of use. The established use of these competitive drugs may limit the potential for our technologies and products to receive widespread acceptance if commercialized.

     We may not be successful in obtaining orphan drug status for certain of our products or, if that status is obtained, fully enjoying the benefits of orphan drug status.

     Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition generally affecting fewer than 200,000 people in the United States. We may not be successful in receiving orphan drug status for certain of our products. Orphan drug designation must be requested before submitting a NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicized by the FDA. Under current law, orphan drug status is conferred upon the first company to receive FDA approval to market the designated drug for the designated indication. Orphan drug status also grants marketing exclusivity in the United States for a period of seven years following approval of the NDA, subject to limitations. Orphan drug designation does not provide any advantage in, or shorten the duration of, the FDA regulatory approval process. Although obtaining FDA approval to market a product with orphan drug status can be advantageous, the scope of protection or the level of marketing exclusivity that is currently afforded by orphan drug status and marketing approval may not remain in effect in the future.

     Our business strategy involves obtaining orphan drug designation for certain of the products we have under development. Although we have applied for certain orphan drug designation with the FDA, we do not know whether any of our products will receive an orphan drug designation. Orphan drug designation does not prevent other manufacturers from attempting to develop similar drugs for the designated indication or from obtaining the

approval of an NDA for their drug prior to the approval of our NDA application.
If another sponsor's NDA for a competing drug in the same indication is approved first, that sponsor is entitled to exclusive marketing rights if that sponsor has received orphan drug designation for its drug. In that case, the FDA would refrain from approving an application by us to market our competing product for seven years, subject to limitations. Competing products may receive orphan drug designations and FDA marketing approval before the products under development by us may receive orphan drug designation.

     NDA approval for a drug with an orphan drug designation does not prevent the FDA from approving the same drug for a different indication, or a molecular variation of the same drug for the same indication. Because doctors are not restricted by the FDA from prescribing an approved drug for uses not approved by the FDA, it is also possible that another company's drug could be prescribed for indications for which products developed by us have received orphan drug designation and NDA approval. The prescribing of approved drugs for alternative uses, commonly referred to as "off label" sales, could adversely affect the marketing potential of products that have received an orphan drug designation and NDA approval. In addition, NDA approval of a drug with an orphan drug designation does not provide any marketing exclusivity in foreign markets.

     The possible amendment of the Orphan Drug Act by the U.S. Congress has been the subject of frequent discussion. Although no significant changes to the
Orphan Drug Act have been made for a number of years, members of Congress have from time to time proposed legislation that would limit the application of the
Orphan Drug Act. The precise scope of protection that may be afforded by orphan drug designation and marketing approval may be subject to change in the future.

     If users of our products are unable to obtain adequate reimbursement from third party payors, or if new restrictive legislation is adopted, market acceptance of our products may be limited and we may not achieve anticipated revenues.

     The continuing efforts of government and insurance companies, health maintenance organizations, and other payors of healthcare costs to contain or reduce costs of health care may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners, and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals, and on the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could materially harm our business, financial condition, and results of operations.

     Our ability to commercialize our products will depend in part on the extent to which appropriate reimbursement levels for the cost of our products and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as HMOs. Third party payors are increasingly challenging the prices charged for medical drugs and services.
Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and drugs, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of our drugs. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially harm our ability to operate profitably.

     Our business involves environmental risks related to handling regulated substances that could severely affect our ability to conduct research and development of our drug delivery technology.

     In connection with our research and development activities and manufacture of materials and drugs, we are subject to federal, states and local laws, rules, regulations, and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling, and disposal of certain materials, biological specimens, and wastes. Although we believe that we have complied with the applicable laws, regulations, and policies in all material respects and have not been required to correct any material noncompliance, we may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Our research and

development may in the future involve the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and narcotics. Although we believe that our safety procedures for storing, handling, and disposing of such materials will comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an occurrence, we could be held liable for any damages that result and any such liability could exceed our resources.

     We depend upon key personnel who may terminate their employment with us at any time, and we will need to hire additional qualified personnel which may be unavailable due to the necessity of unique skills and resources.

     Our success will depend to a significant degree upon the continued services of key management, including William H. Pursley (age 51) and Norman W. Barton
(age 57). We maintain directors and officers insurance and have applied for "key man" life insurance policies for Mr. Pursley and Dr. Barton, in the amount of
$1,000,000 each. This insurance may not adequately compensate for the loss of their services. Our success will depend on the ability to attract and retain highly skilled personnel. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy.
We may be unable to recruit such personnel on a timely basis, if at all.
Management and other employees may voluntarily terminate their employment at any time. The loss of the services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to development or approval, loss of sales and diversion of management resources. Additionally, failure to attract and retain highly qualified management personnel would damage our business prospects.

     If we cannot obtain additional funds when needed, or achieve profitability we may not be able to continue as a going concern.

     Absent additional funding from private or public equity or debt financings, collaborative or other partnering arrangements, or other sources, we will be unable to conduct all of our product development efforts as planned, and we may need to cease operations or sell assets.

Risks Related to Our Common Stock

     We have raised substantial amounts of capital in private placements from time to time.

     The securities offered in such private placements were not registered under the Securities Act or any state "blue sky" law in reliance upon exemptions from such registration requirements. Such exemptions are highly technical in nature and if we inadvertently failed to comply with the requirements of any of such exemptive provisions, investors would have the right to rescind their purchase of our securities or sue for damages. If one or more investors were to successfully seek such rescission or prevail in any such suit, we could face severe financial demands that could materially and adversely affect our financial position. Financings that may be available to us under current market conditions frequently involve sales at prices below the prices at which our
Common Stock currently is reported on the OTC Bulletin Board or exchange on which our common stock may in the future, be listed, as well as the issuance of warrants or convertible securities at a discount to market price.

     Investors in our securities may suffer dilution.

     The issuance of shares of our Common Stock, or shares of our Common Stock underlying warrants, options or preferred stock or convertible notes will dilute the equity interest of existing stockholders who do not have anti-dilution rights and could have a significant adverse effect on the market price of our
Common Stock. None of publicly traded shares currently have anti-dilution protection from these events. The sale of our Common Stock acquired at a discount could have a negative impact on the market price of our Common Stock and could increase the volatility in the market price of our Common Stock. In addition, we may seek additional financing which may result in the issuance of additional shares of our

Common Stock and/or rights to acquire additional shares of our Common Stock. The issuance of our Common Stock in connection with such financing may result in substantial dilution to the existing holders of our Common Stock who do not have anti-dilution rights. Those additional issuances of our Common Stock would result in a reduction of your percentage interest in our company.

     Historically, our Common Stock has experienced significant price fluctuations.

     There can be no assurance that the market price for our Common Stock will remain at its current level and a decrease in the market price could result in substantial losses for investors. The market price of our Common Stock may be significantly affected by one or more of the following factors:

     o    announcements or press releases relating to the bio-pharmaceutical sector or to our own business or prospects;

     o    regulatory, legislative, or other developments affecting us or the healthcare industry generally;

     o    conversion of our preferred stock and convertible debt into Common
          Stock at conversion rates based on then current market prices or discounts to market prices of our Common Stock, and exercise of options and warrants at below current market prices;

     o    sales by those financing our company through convertible securities the underlying Common Stock of which have been registered with the SEC and may be sold into the public market immediately upon conversion;
          and

     o    market conditions specific to bio-pharmaceutical companies, the healthcare industry and general market conditions.

     In addition, in recent years the stock market has experienced significant price and volume fluctuations.

     These fluctuations, which are often unrelated to the operating performance of specific companies, have had a substantial effect on the market price for many healthcare and life science related technology companies. Factors such as those cited above, as well as other factors that may be unrelated to our operating performance, may adversely affect the price of our Common Stock.

     We have not had earnings, but if earnings were available, it is our general policy to retain any earnings for use in our operations.

     We do not anticipate paying any cash dividends on our Common Stock or
Series A Preferred Stock in the foreseeable future despite the recent reduction of the federal income tax rate on dividends. Any payment of cash dividends on our Common Stock or Series A Preferred Stock in the future will be dependent upon our financial condition, results of operations, current and anticipated cash requirements, preferred rights of holders of preferred stock, restrictive covenants in debt or other instruments or agreements, plans for expansion, as well as other factors that our board of directors deems relevant. We anticipate that any future financing agreements may restrict or prohibit the payment of dividends without prior consent.

     We are significantly influenced by our directors, executive officers, and principal stockholder.

     As of April 11, 2005, our officers, employees and principal stockholder,
Xechem, beneficially own an aggregate of approximately 55.2% (or 37.4% giving effect to the rights of currently outstanding Series A Preferred Stock holders)
of our outstanding Common Stock. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and approval of mergers and other significant corporate transactions.

     Certain provisions of Delaware corporate laws and other provisions that may have certain anti-takeover effects.

     The anti-takeover provisions of the Delaware General Corporation Law
("DGCL") may have the effect of discouraging a future takeover attempt which individual or Series A Preferred stockholders may deem to be in their best interests or in which stockholders may receive a substantial premium for their shares over then-current market prices. We are subject to such anti-takeover provisions which could prohibit or delay a merger or other takeover or change of control and may discourage attempts by other companies to acquire us.
Stockholders who might desire to participate in such a transaction may not have an opportunity to do so.

     Following the reincorporation merger, which became effective on January 31,
2005, our certificate of incorporation and by-laws were amended and provide additional provisions applicable to a Delaware corporation, including Section
203 of the DGCL "Business Combinations With Interested Stockholders" which, in general, restricts a corporation organized under the laws of Delaware from certain business combinations for a period of three years with an "interested"
stockholder (generally, 15% ownership) without approval of the board of directors. In addition, our by-laws contain provisions providing for advance notice of certain stockholder actions, such as the nomination of directors and stockholder proposals.

     Our board of directors has taken under consideration and sought advice on the advisability of adoption of a stockholder rights plan.

     A stockholder rights plan that may prevent a change in control or sale of our company in a manner or on terms not previously approved by our board of directors.

     A stockholder rights plan, in general, is a right granted as a dividend to existing stockholders as of a record date as a defensive mechanism to prevent unwanted takeovers and are triggered upon the announcement that a party has acquired a specified percentage or more of the outstanding voting stock of a company without approval by the company's board of directors.

     There may be a limited public market for our securities; we may fail to qualify for NASDAQ or other listing.

     Although we intend to apply for listing of our Common Stock on either the
NASDAQ, AMEX or other registered stock exchange, there can be no assurance if and when initial listing criteria could be met or if such application would be granted, or that the trading of our Common Stock will be sustained. In the event that our Common Stock fails to qualify for initial or continued inclusion in the
NASDAQ system or for initial or continued listing on a registered stock exchange, trading, if any, in our common stock, would then continue to be conducted on the NASD's "Electronic Bulletin Board" in the over-the-counter market and in what are commonly referred to as "pink sheets." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our Common Stock, and our Common Stock would become substantially less attractive for margin loans, for investment by financial institutions, as consideration in future capital raising transactions or other purposes. We do not presently satisfy the listing criteria for the
NASDAQ or AMEX markets.

     Trading of our Common Stock may be subject to penny stock rules under the
Exchange Act. Unless exempt, for any transaction involving a penny stock, the regulations require broker-dealers making a market in our Common Stock to provide risk disclosure to their customers including regarding the risks associated with our Common Stock, the suitability for the customer of an investment in our Common Stock, the duties of the broker-dealer to the customer, information regarding prices for our Common Stock and any compensation the broker-dealer would receive. The application of these rules may result in fewer market makers in our Common Stock. Our Common Stock is presently subject to the rules on penny stocks, and the liquidity of the Common Stock could be materially adversely affected so long as we remain subject to such rule.

     Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

     Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the
Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we are approved for listing on either NASDAQ or a registered exchange, NASDAQ and stock exchange rules, will

require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

EMPLOYEES

     As of April 11, 2005, we had nine employees, all of which were full time employees. Three of our employees have doctorate and/or M.D. degrees.

ITEM 2. DESCRIPTION OF PROPERTY.

     We lease our executive offices in Hunt Valley, Maryland consisting of approximately 5,200 square feet for approximately $6,500 per month, subject to a
3% annual rent escalation clause. This lease expires on December 31, 2006 and we believe should provide sufficient space for our clinical, regulatory and other administrative functions during the remaining term of the lease.

ITEM 3. LEGAL PROCEEDINGS.

     We are not presently a party to any pending litigation, nor, to the knowledge of our management, is any litigation threatened against us. In August
2004, we received a letter on behalf of a company claiming our name infringed certain trademarks issued to that company which we believe is without merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The following matters were submitted during the fourth quarter of 2004 to a vote of our stockholders:

     On November 22, 2004, our stockholders approved by written consent, a merger with and into Ceptor Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Medallion, with our company surviving such merger, authorized designation of a class of Series A Preferred Stock and the offering of our Units in the Private Placement and adopted our 2004 Incentive Stock Plan and Founders' Plan.

     On December 9, 2004, our board of directors authorized a parent-subsidiary merger and our reincorporation in Delaware. Approval of the merger was authorized by stockholder written consent on January 25, 2005.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF
        EQUITY SECURITIES.

Market Information

     Our Common Stock has been quoted on the OTC Bulletin Board since December
13, 2004 under the symbol CEPO.OB. Prior to that date, there was no active market for our Common Stock. The following table sets forth the high and low bid prices for our Common Stock for the periods indicated, as reported by the OTC
Bulletin Board. The prices state inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions.

                                                      High              Low
                                                      ----              ---
Fiscal Year 2003
  First Quarter                                   $    N/A         $    N/A
  Second Quarter                                       N/A              N/A
  Third Quarter                                        N/A              N/A
  Fourth Quarter                                       N/A              N/A

Fiscal Year 2004
  First Quarter                                   $    N/A         $     N/A
  Second Quarter                                       N/A               N/A
  Third Quarter                                        N/A               N/A
  Fourth Quarter                                      4.80              3.00

Fiscal Year 2005
  First Quarter                                   $   6.70         $    3.85
  Second Quarter  (through April 5, 2005)             4.05              4.00

Holders

     Based upon information furnished by our transfer agent, as of April 11,
2005, we had 73 holders of record of our Common Stock.

Dividends

     We have not declared or paid dividends on our common stock and do not anticipate declaring or paying any cash dividends on our Common Stock in the foreseeable future. We currently intend to retain future earnings, if any, for the development of our business. Dividends may be paid on our Common Stock only if and when declared by our board of directors and paid on an as-converted basis to the holders of our Series A Preferred Stock.

EQUITY COMPENSATION PLAN INFORMATION

     We maintain a Founders' Plan and a 2004 Incentive Stock Plan. As of April
11, 2005 we have issued (i) 3,031,943 shares of our Common Stock under the
Founders' Plan, and (ii) 908,381 shares of Common Stock under our 2004 Incentive
Stock Plan and have outstanding non-qualified stock options to purchase a total of 570,195 shares of our Common Stock, with exercise prices of the fair market value on the date of grant, under our 2004 Incentive Stock Plan. (See "Executive
Compensation - Stock Plans" for a detailed description of our equity compensation plans.)

     The following table provides information as of December 31, 2004 with respect to the shares of our Common Stock that may be issued under our existing equity compensation plans.

                                                                                         Number of
                             Number of securities to          Weighted-average          securities
                                  be issued upon              exercise price of          remaining
                             exercise of outstanding        outstanding options,       available for
Plan Category              options, warrants and rights      warrants and rights      future issuance
-------------              -----------------------------   ------------------------  ------------------

Equity compensation                   662,340                     $   2.64               1,310,790
plans approved by
security holders (1)

Equity compensation
plans not approved by
security holders (2)                      N/A                          N/A                       0
                                      -------                     --------               ---------
Total                                 662,340                     $   2.64               1,310,790

----------
(1)  Represents the 2004 Incentive Stock Plan and the Founders' Plan.

(2)  Amount not determinable - Contingent consideration payable in shares of our
     Common Stock to certain persons in connection with achievement of certain regulatory milestones under December 23, 2003 Agreement and Plan of Merger.
     (See - "Option Grants and Fiscal Year End Option Exercises and Values -
     Regulatory Incentive Plan")

RECENT SALES OF UNREGISTERED SECURITIES

     During the period covered by this Report, we have issued the following unregistered securities. None of these transactions involved any underwriters, underwriting discounts or commissions, except as specified below, or any public offering, and we believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof and/or
Regulation D promulgated thereunder.

     On August 25, 2004, we granted an option to purchase 15,000 shares of
Common Stock at $2.50 per share to a research consultant of our company. Shares subject to the option vest as to 25% on the date of grant and 25% each three months thereafter.

     On September 1, 2004 we granted an option to purchase shares of Common
Stock at $3.00 per share to a consulting firm for investor relation services provided to us. Pursuant to the terms of the grant, 187,500 shares were exercised subsequent to December 31, 2004.

     On November 8, 2004, we granted an option to purchase 59,840 shares of
Common Stock at $2.50 per share to an employee. Shares subject to the option vest over four years.

     On December 2, 2004, we granted an option to purchase an aggregate of
400,000 shares of Common Stock at $2.50 per share to a consulting firm for financial public relation services. Shares subject to the option vest as to 25%
on the grant date and 25% on each six months thereafter.

     On December 8, 2004, we issued 5,278,068 shares of Common Stock to Xechem and other shareholders pursuant to the Merger.

     On December 9, 2004, we sold an aggregate of 103.62 Units to approximately
42 accredited investors and received gross proceeds of $2,590,500, before payment of commissions and expenses, in the Private Placement. Each Unit consists of one share of Series A Preferred Stock and a three-year warrant to purchase our Common Stock at $2.50 per share. Each share of Series A Preferred
Stock is convertible into 10,000 shares of Common Stock and each warrant entitles the holder to purchase 5,000 shares of Common Stock. The Units were offered by a placement agent pursuant to a placement agent agreement, as amended, under which the placement agent is entitled, in addition to a percentage of gross proceeds of the Private Placement, to receive 300,000 shares of Common Stock and a warrant to purchase up to an aggregate of 10% of the shares of Common Stock (145,070 shares at $1.25) into which the Series A
Preferred Stock may be converted that is sold in the Private Placement. On
December 27, 2004, we realized gross proceeds of $1,036,250 from the sale of an additional 41.45 Units to 73 investors, under the Private Placement.

     On December 9, 2004 we issued 167,610 shares of Common Stock to a holder of a convertible promissory note on the conversion of the note.

     On December 9, 2004, we issued 125,000 shares of Common Stock to an unaffiliated entity in settlement of a lawsuit.

     On December 9, 2004 we issued 337,845 shares of Common Stock to a financial advisor for services provided to us during 2004.

     On December 9, 2004 we issued 150,000 shares of Common Stock to Brookshire
Securities Corporation ("Brookshire") under a placement agent agreement with
Brookshire in connection with the Private Placement.

     On December 9, 2004, we issued three-year warrants to purchase an aggregate of 200,000 shares of Common Stock at $1.25 per share to two entities which assisted us in the Private Placement.

     On December 9, 2004 we issued five-year warrants to purchase an aggregate of 50,000 shares of Common Stock at $1.25 per share to four entities in settlement of a lawsuit.

     On December 9, 2004 we issued an aggregate of 3,031,943 shares of Common
Stock, at par value, to participants in the Founders' Plan.

     Pursuant to an exempt exchange offer in October 2004, we issued to Bridge
Loan holders and other debt holders $1,111,240 of 10% convertible promissory notes due December 8, 2005 convertible into shares of Common Stock at $1.25 per share in amounts equal to the outstanding principal, plus accrued interest. A total of 238,000 shares of Common Stock originally issued in connection with the
Bridge Loans were converted into a total of 487,597 shares of Common Stock upon effectiveness of the Merger.

PURCHASES OF EQUITY SECURITIES

     During December 2004, the Company redeemed 145,070 of its common shares for
$362,675, which represents 10% of the gross proceeds that the Company received from the sale of Units in the private placement transactions that were consummated in December 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion of our financial condition and results of operations should be read in conjunction with our Financial Statements and Notes thereto appearing elsewhere in this document.

OVERVIEW

     We are a development-stage biopharmaceutical company engaged in the discovery, development, and commercialization of proprietary, cell-targeted therapeutic products for the treatment of neuromuscular and neurodegenerative diseases with a focus on orphan diseases. An orphan disease is defined in the
United States as a serious or life-threatening disease that affects less than
200,000 people and for which no definitive therapy currently exists. We are seeking to create an efficient orphan drug platform by taking advantage of the legislative, regulatory and commercial opportunities common to these rare diseases. Our plan of operation is to focus on developing and commercializing domestic orphan drug candidates internally, while working to partner product development opportunities for non-orphan drug candidates and foreign opportunities with third parties. Presently our activities primarily include three proprietary products, Myodur, Neurodur and C-301. In pre-clinical studies
Myodur has demonstrated efficacy in muscular dystrophy, Neurodur has demonstrated efficacy in multiple sclerosis and C-301 has demonstrated efficacy in epilepsy.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's planned activities will require the use of additional consultants and contract research organizations in support of its clinical development programs, and additional personnel, including management, with expertise in areas such as preclinical testing, clinical trial design and management, regulatory affairs, manufacturing and marketing. The Company has been in discussions with several contract manufacturers to provide the Company with sufficient clinical materials for both its pre-clinical studies and to initiate its human clinical trials for its proposed product to treat muscular dystrophy. Based on these discussions, the Company anticipates that it will likely need to raise additional capital to continue funding the development of its products.

CAPITAL REQUIREMENTS

     In February 2005, we completed the Private Placement of an aggregate of approximately $12.8 million of securities through the sale of 511.65 Units at
$25,000 per unit, with each Unit consisting of one share of Series A Preferred
Stock and a detachable, transferable, three-year warrant to purchase shares of
Common Stock. Each share of Series A Preferred Stock is convertible initially into 10,000 shares of Common Stock at any time. The Unit warrants entitle the holder to purchase 5,000 shares of Common Stock for three years after the date of issuance, at an exercise price of $2.50 per share. The proceeds of the
Private Placement are estimated to be sufficient to provide for our working capital needs for fiscal 2005. We do not anticipate that we will have sufficient capital to initiate human clinical trials for Myodur and will need to secure substantial additional capital for this purpose.

RESEARCH AND DEVELOPMENT

     Over the next twelve months, our primary efforts will be on moving our lead product, Myodur, into phase I/II clinical trials for Duchenne's muscular dystrophy. We plan to use the net proceeds from our Private Placement to continue the pre-clinical development of our technologies, which primarily includes conducting pre-clinical tests and toxicology studies, the manufacture of Myodur, compiling, drafting and submitting an IND for Myodur, and initiating
Phase I/II human clinical trials, if approved by the FDA. We may also use the proceeds to fund other working capital needs. We presently expect to file an IND for Myodur during the fourth quarter of 2005.

MANUFACTURING

     A significant expense anticipated during the next twelve months is for the cost to manufacture our product candidate. We do not have, and do not intend to establish, our own manufacturing facilities to produce our product candidates in the near or mid-term. We plan to utilize contract manufacturers exclusively to produce product candidates. Following placement of our initial purchase orders for product, we learned that the manufacturing costs of our proposed product exceeded initial estimates. As a result, following discussions with our manufacturers, we have increased our anticipated capital requirements that will need to be devoted to our manufacturing of our proposed product for our first clinical trials of Myodur expected to commence in early 2006 and are exploring joint-venture type arrangements whereby our manufacturers could receive royalty payments in lieu of fixed cash amounts, in part. Such arrangements, if finalized, would reduce the initial out-of-pocket outlays but increase our long-term costs for product.

EMPLOYEES

     As of April 11, 2005, we had nine employees, all of which are full-time employees, one of whom focuses on and coordinates our research program, four that focus on and coordinate clinical and regulatory strategy and operations, one in business and corporate development, and three in management, finance, and administration. Three of our employees have doctorate and/or M.D. degrees. As our current business strategy is primarily to coordinate research, clinical development and manufacturing activities by third parties, we do not anticipate hiring a significant number of additional employees over the next twelve months.

PROPERTIES

     We currently lease our executive offices in Hunt Valley, Maryland consisting of approximately 5,200 square feet for approximately $6,500 per month, subject to a 3% annual rent escalation clause. This lease expires on
December 31, 2006 and we believe it should provide sufficient space for our clinical, regulatory and other administrative functions during the remaining term of the lease.

     In addition, we plan to expand and secure laboratory facilities for our own internal research activities. We are currently conducting research in various academic settings, primarily at the State University of New York at Stony Brook and the Health Science Center at Downstate Medical Center as well as contract research organizations. Our plans include continuing this practice in addition to expanding the use of third-party research organizations and facilities to meet specific needs.

                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-KSB contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Securities
Exchange Act of 1934 (the "Exchange Act"). To the extent that any statements made in this Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as "expects," "plans" "will," "may," "anticipates,"
believes," "should," "intends," "estimates," and other words of similar meaning.
These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to raise capital to finance the development of our products, the effectiveness, profitability and the marketability of those products, our ability to protect our proprietary information, general economic and business conditions, the impact of technological developments and competition, including entry of newly-developed alternative drug technologies, our expectations and estimates concerning future financial performance and financing plans, adverse results of any legal proceedings, the impact of current, pending or future legislation and regulation on the healthcare industry, our ability to satisfy government and commercial customers using our technology, our ability to develop manufacturing capabilities or the inability to enter into acceptable relationships with one or more contract manufacturers for our products and key components and the ability of such contract manufacturers to manufacture products or components of an acceptable quality on a cost-effective basis, the volatility of our operating results and financial condition, our ability to attract or retain qualified senior management personnel, including sales and marketing and scientific personnel and other risks detailed from time to time in our filings with the
SEC. We do not undertake any obligation to publicly update any forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

     We also use market data and industry forecasts and projections throughout this prospectus, which we have obtained from market research, publicly available information and industry publications. These sources generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of the information are not guaranteed. The forecasts and projections are based on industry surveys and the preparers' experience in the industry, and the projected amounts may not be achieved. Similarly, although we believe that the surveys and market research others have performed are reliable, we have not independently verified this information. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.

ITEM 7. FINANCIAL STATEMENTS.

     See the Company's Financial Statements beginning on page F-1.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CepTor Corporation (A Development Stage Company):

We have audited the accompanying balance sheet of CepTor Corporation (A
Development Stage Company) as of December 31, 2004 and the related statements of operations, changes in stockholders' deficiency, and cash flows for the year then ended and for the period from August 11, 1986 (date of inception) to
December 31, 2004. These financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statements of the Company as of and for the year ended December
31, 2003 and for the period from August 11, 1986 (date of inception) to December
31, 2003 were audited by another independent registered public accounting firm whose report dated July 26, 2004 expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from
August 11, 1986 (date of inception) to December 31, 2003 reflect a net loss of
$911,586 of the total inception to date net loss of $16,395,591. The other auditors' report has been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods are based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CepTor Corporation (A
Development Stage Company) as of December 31, 2004, and the results of its operations and its cash flows for the year then ended and for the period from
August 11, 1986 (date of inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum & Kliegman LLP
Marcum & Kliegman LLP
New York, New York
March 4, 2005, except for the 6th paragraph of Note 18 as to which the date is April 13, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors,
CepTor Corporation (A Development Stage Company):

We have audited the accompanying balance sheet of CepTor Corporation (A
Development Stage Company) as of December 31, 2003, and the related statements of operations, stockholders' deficiency and cash flows for the year then ended and for the period from August 11, 1986 (date of inception) to December 31,
2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CepTor Corporation (A
Development Stage Company) as of December 31, 2003, and the results of its operations and cash flows for the year then ended and for the period from August
11, 1986 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As more fully described in Note 2 to the December 31, 2003 financial statements, the Company has sustained reoccurring operating losses and has an accumulated deficit of $915,846 as of
December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, P.C.
WithumSmith+Brown, P.C.
New Brunswick, New Jersey
July 26, 2004, except for Note 14(g) to the December 31, 2003 financial statements, which is dated December 8, 2004

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                                         DECEMBER 31,
                                                                    2004            2003
                                                               -------------    -------------

                             ASSETS
Current Assets:
  Cash and cash equivalents                                    $   1,331,513    $      68,374
  Prepaid expenses                                                   107,729           17,697
                                                               -------------    -------------
    Total current assets                                           1,439,242           86,071

Property and equipment, net                                           60,615              137
Security deposit                                                      18,511                -
                                                               -------------    -------------
TOTAL ASSETS                                                   $   1,518,368    $      86,208
                                                               =============    =============

            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable                                             $      58,266    $      35,517
  Accrued expenses                                                   315,237                -
  Common stock subject to repurchase under put right               1,637,325                -
                                                               -------------    -------------
    Total current liabilities                                      2,010,828           35,517

Convertible notes                                                     56,821                -
Long-term debt                                                             -          275,000
Due to Xechem International, Inc.                                          -           50,000
                                                               -------------    -------------

    TOTAL LIABILITIES                                              2,067,649          360,517
                                                               -------------    -------------
Commitments and contingencies

Stockholders' Deficiency:
  Preferred stock, $0.0001 par value; authorized 20,000,000
    shares,  issued and outstanding - 145.07 shares of
    Series A Convertible Preferred Stock; liquidation
    preference - $3,626,750                                        3,626,750                -
  Common stock, $0.0001; authorized 100,000,000 shares,
    issued and outstanding 10,539,161, net of 401,305
    shares subject to put right and 3,898,213
    shares at December 31, 2004 and 2003, respectively                 1,054              390
  Subscriptions receivable on common stock                              (303)               -
  Deferred compensation                                             (624,750)               -
  Additional paid-in capital                                      12,294,648          641,147
  Treasury stock, 145,070 shares, at cost                           (362,675)               -
  Deficit accumulated during the development stage               (15,484,005)        (915,846)
                                                               -------------    -------------
    Total stockholders' deficiency                                  (549,281)        (274,309)
                                                               -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 $   1,518,368    $      86,208
                                                               =============    =============

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS

                                                                                                 CUMULATIVE
                                                                                              AUGUST 11, 1986
                                                                  FOR THE YEARS ENDING           (DATE OF
                                                                      DECEMBER 31,             INCEPTION) TO
                                                              -----------------------------     DECEMBER 31,
                                                                  2004             2003             2004
                                                              ------------     ------------   ---------------

REVENUES:
   Other income                                               $          -     $         -      $     75,349

OPERATING EXPENSES:
   Research and development                                      1,988,269         (58,785)        2,576,006
   In-process research and development                           5,034,309               -         5,034,309
   General and administrative                                    1,209,486         (67,507)        1,376,408
   Stock-based compensation pursuant to spinoff agreement        2,082,500               -         2,082,500
   Stock-based compensation to nonemployees                      2,689,575          41,637         2,907,235
   Stock-based litigation settlement expenses                      422,000               -           422,000
   Non-cash interest expense                                     1,100,915               -         1,100,915
   Interest expense, net of interest income                         20,835          12,157            35,451
                                                              ------------      ----------      ------------
        Total operating expenses                                14,547,889         (72,498)       15,534,824
                                                              ------------      ----------      ------------

NET (LOSS) INCOME                                              (14,547,889)         72,498       (15,459,475)

   Preferred dividends                                            (936,116)              -          (936,116)
                                                              ------------      ----------      ------------
NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS            $(15,484,005)     $   72,498      $(16,395,591)
                                                              ============      ==========      ============

Basic and diluted (loss) income per common share              $      (3.25)     $     0.02

Weighted-average common shares outstanding                       4,757,477       3,898,213

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

                                  PREFERRED STOCK             COMMON STOCK
                              -----------------------   ------------------------ SUBSCRIPTION
                                SHARES       AMOUNT       SHARES        AMOUNT    RECEIVABLE
                              ---------------------------------------------------------------

BALANCE, AUGUST 11, 1986
  AND DECEMBER 31, 1986             -       $     -            -       $     -    $       -

  Issuance of common stock
    for cash, $0.0012                                    840,818            84
                              --------      --------   ---------       -------    ----------
BALANCE, DECEMBER 31, 1987          -             -      840,818            84            -

                              --------      --------   ---------       -------    ----------
BALANCE, DECEMBER 31, 1988          -             -      840,818            84            -

                              --------      --------   ---------       -------    ----------
BALANCE, DECEMBER 31, 1989          -             -      840,818            84            -

                              --------      --------   ---------       -------    ----------
BALANCE, DECEMBER 31, 1990          -             -      840,818            84            -

                              --------      --------   ---------       -------    ----------
BALANCE, DECEMBER 31, 1991          -             -      840,818            84            -

  Net loss

                              --------      --------   ---------       -------    ----------
BALANCE, DECEMBER 31, 1992          -             -      840,818            84            -

  Net loss
  Convertible notes                                      176,572            18
  Issuance of common stock in
    exchange for services
    rendered. $ 0.0142                                   176,572            18
                              --------      --------   ---------       -------    ----------
BALANCE, DECEMBER 31, 1993          -             -    1,193,962           120            -

  Net income

  Distribution to stockholders
                              --------      --------   ---------       -------    ----------
BALANCE, DECEMBER 31, 1994          -             -    1,193,962           120            -

  Net loss
                              --------      --------   ---------       -------    ----------
BALANCE, DECEMBER 31, 1995          -             -    1,193,962           120            -

  Net loss
                              --------      --------   ---------       -------    ----------
BALANCE, DECEMBER 31, 1996          -             -    1,193,962           120            -

  Net loss
  Issued pursuant to
    acquisition, $3.3501                                  59,700             6
  Issuance of common stock
    for cash, $3.3501                                     29,850             3
  Capital contribution
    by stockholder
  Expense pursuant to grant
    of stock option
                              --------      --------   ---------       -------    ----------
BALANCE, DECEMBER 31, 1997          -             -    1,283,512           129            -

  Net loss
                              --------      --------   ---------       -------    ----------
BALANCE, DECEMBER 31, 1998          -             -    1,283,512           129            -

  Net loss
                              --------      --------   ---------       -------    ----------
BALANCE, DECEMBER 31, 1999          -             -    1,283,512           129            -

  Net loss
  Issuance of common stock
    for cash, $3.1409                                     15,919             2
                              --------      --------   ---------       -------    ----------
BALANCE, DECEMBER 31, 2000          -             -    1,299,431           131            -

  Net loss
  Issued pursuant to funding
    agreement, $0.0838                                 1,083,729           108
                              --------      --------   ---------       -------    ----------
BALANCE, DECEMBER 31, 2001          -       $     -    2,383,160       $   239    $       -

                                                                          DEFICIT
                                                                        ACCUMULATED
                               DEFERRED   ADDITIONAL   TREASURY STOCK    DURING THE      TOTAL
                                COMPEN-    PAID-IN    ----------------- DEVELOPMENT   STOCKHOLDERS
                                SATION     CAPITAL    SHARES     AMOUNT    STAGE       DEFICIENCY
                              ----------------------------------------------------------------------

BALANCE, AUGUST 11, 1986
  AND DECEMBER 31, 1986        $      -    $      -        -   $      -  $       -      $       -

  Issuance of common stock
    for cash, $0.0012                           916                                         1,000
                               --------    --------   ------   --------  ---------      ---------
BALANCE, DECEMBER 31, 1987            -         916        -          -          -          1,000

                               --------    --------   ------   --------  ---------      ---------
BALANCE, DECEMBER 31, 1988            -         916        -          -          -          1,000

                               --------    --------   ------   --------  ---------      ---------
BALANCE, DECEMBER 31, 1989            -         916        -          -          -          1,000

                               --------    --------   ------   --------  ---------      ---------
BALANCE, DECEMBER 31, 1990            -         916        -          -          -          1,000

                               --------    --------   ------   --------  ---------      ---------
BALANCE, DECEMBER 31, 1991            -         916        -          -          -          1,000

  Net loss                                                                  (8,006)        (8,006)
                               --------    --------   ------   --------  ---------      ---------
BALANCE, DECEMBER 31, 1992            -         916        -          -     (8,006)        (7,006)
                               --------    --------   ------   --------  ---------      ---------

  Net loss                                                                  (1,169)        (1,169)
  Convertible notes                               3                                            21
  Issuance of common stock in
    exchange for services
    rendered. $ 0.0142                        2,482                                         2,500
                               --------    --------   ------   --------  ---------      ---------
BALANCE, DECEMBER 31, 1993            -       3,401        -          -     (9,175)        (5,654)

  Net income                                                                10,222         10,222

  Distribution to stockholders                                              (4,260)        (4,260)
                               --------    --------   ------   --------  ---------      ---------
BALANCE, DECEMBER 31, 1994            -       3,401        -          -     (3,213)           308

  Net loss                                                                  (1,342)        (1,342)
                               --------    --------   ------   --------  ---------      ---------
BALANCE, DECEMBER 31, 1995            -       3,401        -          -     (4,555)        (1,034)

  Net loss                                                                  (8,727)        (8,727)
                               --------    --------   ------   --------  ---------      ---------
BALANCE, DECEMBER 31, 1996            -       3,401        -          -    (13,282)        (9,761)

  Net loss                                                                  (3,975)        (3,975)
  Issued pursuant to
    acquisition, $3.3501                    199,994                                       200,000
  Issuance of common stock
    for cash, $3.3501                        99,997                                       100,000
  Capital contribution
    by stockholder                           50,000                                        50,000
  Expense pursuant to grant
    of stock option                          20,356                                        20,356
                               --------    --------   ------   --------  ---------      ---------
BALANCE, DECEMBER 31, 1997            -     373,748        -          -    (17,257)       356,620

  Net loss                                                                 (21,102)       (21,102)
                               --------    --------   ------   --------  ---------      ---------
BALANCE, DECEMBER 31, 1998            -     373,748        -          -    (38,359)       335,518

  Net loss                                                                 (25,172)       (25,172)
                               --------    --------   ------   --------  ---------      ---------
BALANCE, DECEMBER 31, 1999            -     373,748        -          -    (63,531)       310,346

  Net loss                                                                 (36,256)       (36,256)
  Issuance of common stock
    for cash, $3.1409                        49,998                                        50,000
                               --------    --------   ------   --------  ---------      ---------
BALANCE, DECEMBER 31, 2000            -     423,746        -          -    (99,787)       324,090

  Net loss                                                                (233,958)      (233,958)
  Issued pursuant to funding
    agreement, $0.0838                       90,659                                        90,767
                               --------    --------   ------   --------  ---------      ---------
BALANCE, DECEMBER 31, 2001     $      -    $514,405        -     $    -  $(333,745)     $ 180,899

                               CEPTOR CORPORATION
                          (A Development Stage Company)
          STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY (CONTINUED)

                                                         PREFERRED STOCK            COMMON STOCK                     DEFERRED
                                                     -----------------------   -----------------------  SUBSCRIPTION  COMPEN-
                                                       SHARES       AMOUNT       SHARES        AMOUNT    RECEIVABLE   SATION
                                                     --------------------------------------------------------------------------

BALANCE, DECEMBER 31, 2001                                 -       $     -     2,383,160      $   239     $      -    $     -

  Net loss
  Issued pursuant to funding agreement, $0.0838                                1,515,053          151
                                                     -------     ---------    ----------        -----         ----  ---------
BALANCE, DECEMBER 31, 2002                                 -             -     3,898,213          390            -          -

  Net income
                                                     -------     ---------    ----------        -----         ----  ---------
BALANCE, DECEMBER 31, 2003                                 -             -     3,898,213          390            -          -

  Acquisition by Xechem International, Inc. and
    application of push-down accounting                                                -            -
  Option granted pursuant to spinoff agreement                                         -            -
  Common stock subject to repurchase under put right                            (401,305)         (40)
  Common stock issued May 2004, in connection
    with bridge loans ($1.31)                                                    451,597           45
  Common stock issued May 2004, to placement
    agent for bridge loans ($2.50)                                                36,000            4
  Common stock issued September 2004, net of
    offering expenses of $70,760 ($1.68)                                         554,413           55
  Common stock issued December 2004 to advisors
    for past services ($2.50)                                                    675,690           68
  Reclassification in December 2004 of advances
    from Xechem as contribution to capital
  Minority shareholders pursuant to recapitalization                           1,850,000          185
  Common stock issued December 2004 pursuant to
    exercise of options granted pursuant to
    spinoff agreement ($0.00001)                                               3,031,943          303         (303)
  Intrinsic value of beneficial conversion
    feature of replacement notes
  Common stock issued December 2004 in conversion
    of convertible note ($1.25)                                                  167,610           17
  Common stock issued December 2004 in connection
    with litigation settlement ($2.50)                                           125,000           12
  Warrants issued in connection with
    litigation settlement
  Common stock issued December 2004 pursuant to
    placement agent agreement ($2.50)                                            150,000           15
  Warrants issued to nonemployees for services
  Preferred stock and warrants issued pursuant to
    units sold December 2004 in a private placement
    ($25,000/Unit)                                    145.07    $3,626,750
  Acquisition December 2004 of treasury stock
    under put right ($2.50)
  Deemed dividend of beneficial conversion
    feature of units sold in private placement
  Stock option-based compensation for investor
    relation services rendered                                                                                     (1,198,500)
  Stock option-based compensation for research
    consulting services rendered                                                                                      (30,600)
  Amortization of deferred compensation                                                                               604,350
  Net loss
                                                      ------    ----------    ----------       ------        -----  ---------
BALANCE, DECEMBER 31, 2004                            145.07    $3,626,750    10,539,161       $1,054        $(303) $(624,750)
                                                      ======    ==========    ==========       ======        =====  =========

                                                                                        DEFICIT
                                                                                      ACCUMULATED
                                                        ADDITIONAL  TREASURY STOCK     DURING THE      TOTAL
                                                         PAID-IN   -----------------  DEVELOPMENT   STOCKHOLDERS
                                                         CAPITAL    SHARES   AMOUNT      STAGE       DEFICIENCY
                                                     -------------------------------------------------------------

BALANCE, DECEMBER 31, 2001                              $  514,405       -   $     -    $(333,745)   $   180,899

  Net loss                                                                               (654,599)      (654,599)
  Issued pursuant to funding agreement, $0.0838            126,742                                       126,893
                                                       ----------- ------- ---------  ------------   -----------
BALANCE, DECEMBER 31, 2002                                 641,147       -         -     (988,344)      (346,807)

  Net income                                                                               72,498         72,498
                                                       ----------- ------- ---------  ------------   -----------
BALANCE, DECEMBER 31, 2003                                 641,147       -         -     (915,846)      (274,309)

  Acquisition by Xechem International, Inc. and
    application of push-down accounting                  4,118,463                        915,846      5,034,309
  Option granted pursuant to spinoff agreement           2,082,500                                     2,082,500
  Common stock subject to repurchase under put right    (1,637,285)                                   (1,637,325)
  Common stock issued May 2004, in connection
    with bridge loans ($1.22)                              549,955                                       550,000
  Common stock issued May 2004, to placement
    agent for bridge loans ($2.50)                          89,996                                        90,000
  Common stock issued September 2004, net of
    offering expenses of $70,760 ($1.68)                   929,176                                       929,231
  Common stock issued December 2004 to advisors
    for past services ($2.50)                            1,689,157                                     1,689,225
  Reclassification in December 2004 of advances
    from Xechem as contribution to capital                 350,310                                       350,310
  Minority shareholders pursuant to recapitalization          (185)                                            -
  Common stock issued December 2004 pursuant to
    exercise of options granted pursuant to
    spinoff agreement ($0.00001)                                                                               -
  Intrinsic value of beneficial conversion
    feature of replacement notes                         1,111,240                                     1,111,240
  Common stock issued December 2004 in conversion
    of convertible note ($1.25)                            209,495                                       209,512
  Common stock issued December 2004 in connection
    with litigation settlement ($2.50)                     312,488                                       312,500
  Warrants issued in connection with
    litigation settlement                                  109,500                                       109,500
  Common stock issued December 2004 pursuant to
    placement agent agreement ($2.50)                          (15)                                            -
  Warrants issued to nonemployees for services             396,000                                       396,000
  Preferred stock and warrants issued pursuant to
    units sold December 2004 in a private placement
    ($25,000/Unit)                                        (822,510)                                    2,804,240
  Acquisition December 2004 of treasury stock
    under put right ($2.50)                                        145,070  (362,675)                   (362,675)
  Deemed dividend of beneficial conversion
    feature of units sold in private placement             936,116                        (936,116)            -
  Stock option-based compensation for investor
    relation services rendered                           1,198,500                                             -
  Stock option-based compensation for research
    consulting services rendered                            30,600                                             -
  Amortization of deferred compensation                                                                  604,350
  Net loss                                                                             (14,547,889)  (14,547,889)
                                                       ----------- ------- ---------  ------------   -----------
BALANCE, DECEMBER 31, 2004                             $12,294,648 145,070 $(362,675) $(15,484,005)  $  (549,281)
                                                       =========== ======= =========  ============   ===========

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                                   CUMULATIVE
                                                                                                                AUGUST 11, 1986
                                                                                 FOR THE YEARS ENDED                (DATE OF
                                                                                     DECEMBER 31,                INCEPTION) TO
                                                                         -------------------------------------    DECEMBER 31,
                                                                                2004               2003               2004
                                                                         -----------------  ------------------  ------------------

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net (loss) income                                                         $  (14,547,889)      $    72,498        $  (15,459,475)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
    Depreciation and amortization                                                 11,046               273                13,283
    Write-off of in-process research and development                           5,034,309                 -             5,034,309
    Charge for stock option issued pursuant to
      spinoff agreement                                                        2,082,500                 -             2,082,500
    Stock-based compensation to nonemployees                                   2,689,575                 -             2,912,431
    Stock-based component of litigation settlement                               422,000                 -               422,000
    Non-cash interest expense                                                  1,100,915            41,637             1,318,575
    Changes in assets and liabilities:
      Prepaid expenses                                                           (90,032)           (6,476)             (107,729)
      Other assets                                                               (18,511)                -               (18,511)
      Accounts payable and accrued expenses                                      361,644          (220,998)              397,161
                                                                         -----------------  ------------------  ------------------
      Net cash used in operating activities                                   (2,954,443)         (113,066)           (3,405,456)
                                                                         -----------------  ------------------  ------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment                                              (71,524)                -               (73,898)
                                                                         -----------------  ------------------  ------------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Net proceeds from issuances of common stock                                      929,231                 -             1,130,252
Net proceeds from issuances of preferred stock                                 2,804,240                 -             2,804,240
Acquisition of treasury stock under put right                                   (362,675)                -              (362,675)
Distribution to shareholders                                                           -                 -                (4,260)
Capital contributed by Xechem International, Inc.                                300,310            50,000               350,310
Proceeds from issuance of bridge loans                                         1,100,000                 -             1,375,000
Debt issue costs                                                                (132,000)                -              (132,000)
Principal payments on bridge loans                                              (350,000)                -              (350,000)
                                                                         -----------------  ------------------  ------------------
      Net cash provided by financing activities                                4,289,106            50,000             4,810,867
                                                                         -----------------  ------------------  ------------------
      Net increase (decrease) in cash and cash equivalents                     1,263,139           (63,066)            1,331,513

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                              68,374           131,440                     -
                                                                         -----------------  ------------------  ------------------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                            $    1,331,513       $    68,374        $    1,331,513
                                                                         =================  ==================  ==================

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                                 CUMULATIVE
                                                                                               AUGUST 11, 1986
                                                                                                   (DATE OF
                                                                 FOR THE YEARS ENDED            INCEPTION) TO
                                                                     DECEMBER 31,                DECEMBER 31,
                                                           ---------------------------------
                                                                  2004            2003              2004
                                                           ----------------  ---------------  ----------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Issued 36,000 shares of common stock as
  debt issuance costs                                        $    90,000            -          $    90,000
Issued 451,597 shares of common stock to bridge
  loan investors and placement agent                             550,000            -              550,000
Issued 167,610 shares upon conversion of
  convertible notes                                              209,512            -              209,512
Deemed dividend of the beneficial conversion feature
  of units sold in private placement                             936,116            -              936,116
Issuance of convertible notes in exchange for bridge
  loans and long-term debt plus accrued interest               1,111,240            -            1,111,240
Obligation to repurchase 401,305 shares of common
  pursuant to put right                                        1,637,325            -            1,637,325
Cash paid during the year for:
  Interest                                                        16,773            -                    -

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2004

NOTE 1 - THE COMPANY

ORGANIZATION
The financial statements presented are those of CepTor Corporation (the
"Company"), incorporated in August 1986 in the state of Delaware.

MERGER OF MEDALLION CREST MANAGEMENT, INC. AND CEPTOR CORPORATION
As described in Note 13, Medallion Crest Management, Inc., a Florida corporation
("Medallion") acquired all of the common stock of the Company on December 8,
2004. Medallion was an inactive public shell at the time of acquisition. The
Company's shareholders prior to the merger became the majority shareholders of
Medallion after the merger; accordingly the transaction was accounted for as a recapitalization. The accompanying financial statements have been retroactively restated to give effect to this transaction.

NATURE OF BUSINESS AND DEVELOPMENT STAGE OPERATIONS
CepTor Corporation is a biopharmaceutical company engaged in the research and development of therapeutic products for neuromuscular, neurodegenerative and other diseases with a focus on orphan diseases (defined as those which affect less than 200,000 people). Since its inception, the Company has devoted its efforts and resources to the development of its receptor mediated drug-targeting platform for neuromuscular and neurodegenerative diseases, and to raising the funds necessary to continue this research.

The Company is a development stage enterprise, which has a limited history of operations and has not generated any material revenues since its inception. The
Company has received a limited amount of funding through grants and collaborative research efforts in connection with developing its products. The
Company does not have any products that are approved for commercial distribution at the present time. As a development stage enterprise, the Company is subject to all of the risks and uncertainties that are associated with developing a new business.

NOTE 2 - LIQUIDITY AND FINANCIAL CONDITION

The Company's net loss for the year ended December 31, 2004 amounted to
$14,547,889, which includes $11,329,299 of non-cash special charges associated with the Company's acquisition by and subsequent spin-off from its former parent
Xechem International, Inc. ("Xechem"), the issuance of stock and common stock purchase warrants to non-employees for services and in settlement of certain litigation and non-cash interest expense. The Company used net cash flows in its operating activities of $2,954,443, its development stage accumulated deficit amounts to $15,484,005 and its working capital deficiency amounts to $571,586, which includes the obligation under the put right, which during the year ending
December 31, 2005, is payable only out of proceeds from any subsequent financings, as further described in Note 10. In addition, the Company was released from its obligation to use 3% of the proceeds from its private placement for investor and financial relations activities unless it has liquidity in excess of that required to fund its research and development activities. The Company expects to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of pharmaceutical products. The Company will require substantial additional funding to support the development of its proposed products and fund its operations while it continues its efforts to execute its business plan but estimates that it has sufficient liquidity to sustain operations through December 31, 2005.

During the year ended December 31, 2004, the Company received net proceeds of
$4,289,106 from financing activities, including (i) $2,804,240 (gross proceeds of $3,626,750 net of transactions expenses amounting to $822,510) from the sale of preferred stock and common stock purchase warrants ("Units") in a private placement transaction (see Note 16), (ii) $300,310 contributed by Xechem, (iii)
$968,000 (gross proceeds of $1,100,000 from the issuances of Bridge Loans, net of debt issuance costs of $132,000, (see Note 11) and (iv) $929,231 (gross proceeds of $1,000,000 net of transactions expenses amounting to $70,769) in a sale of common stock to JCR Pharmaceuticals Co., Ltd. (see Note 12) concurrent with entering into an exclusive license agreement. From the net proceeds of the sale of the Units, the Company repaid $350,000 of principal on certain bridge loans pursuant to their terms and repurchased $362,675 of shares of its common stock held by Xechem pursuant to the terms of a redemption obligation (see Note
5). Subsequent to December 31, 2004 and through February 11, 2005, the

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2004

NOTE 2 - LIQUIDITY AND FINANCIAL CONDITION (CONTINUED)

Company received net proceeds of approximately $7,897,422 (gross proceeds of
$9,164,500 net of transactions expenses amounting to $1,267,078), through the additional sales of Units described in Note 18. The Company is continuing to seek additional capital, collaborative partners, joint ventures and strategic alliance agreements both within the United States and abroad in an effort to accelerate the development of its proposed products; however, there are currently no firm commitments in place for new capital nor has the Company identified any prospective joint venture partners or participants with which it would enter into a strategic alliance arrangement.

The Company's planned activities will require the use of additional consultants and contract research organizations in support of its clinical development programs, and additional personnel, including management, with expertise in areas such as preclinical testing, clinical trial design and management, regulatory affairs, manufacturing and marketing. The Company has been in discussions with several contract manufacturers to provide the Company with sufficient clinical materials for both its pre-clinical studies and to initiate its human clinical trials for its proposed product to treat muscular dystrophy.
Based on these discussions, the Company anticipates that it will likely need to raise additional capital to continue funding the development of its products.

Further, if the Company receives regulatory approval for any of its products in the United States or elsewhere, it will incur substantial expenditures to develop manufacturing, sales and marketing capabilities and/or subcontract or joint venture these activities with others. There can be no assurance that the
Company will ever recognize revenue or profit from any such products. In addition, the Company may encounter unanticipated problems, including developmental, regulatory, manufacturing or marketing difficulties, some of which may be beyond its ability to resolve. The Company may lack the capacity to produce its products in-house and there can be no assurances that it will be able to locate or retain suitable contract manufacturers or be able to have them produce products at satisfactory prices.

There can be no assurance that management's plans to obtain additional financing to fund operations will be successful or that the successful implementation of the business plan will actually improve the Company's operating results.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The Company is a development stage enterprise. Accordingly, the Company has included its cumulative statements of operations, cash flows and statement changes in stockholders' deficiency for the period of August 11, 1986 (date of inception) to December 31, 2004 in accordance with Statement of Financial
Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development
Stage Enterprises".

The Company's net loss as reported in its statement of operations for the period of August 11, 1986 (date of inception) to December 31, 2004 is $15,459,475 whereas the deficit accumulated during its development stage as reported on its balance sheet at December 31, 2004 is $15,484,005. The difference is a result of the acquisition of the Company by Xechem and the restatement of its assets and liabilities to fair value, which resulted in the Company's accumulated deficit, net of distributions, from inception through December 31, 2003 (the date of merger for financial reporting purposes) being reclassified to additional paid-in capital, net of a deemed dividend to the preferred shareholders.

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT
Property and equipment is recorded at cost less accumulated depreciation.
Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which is primarily five years. Leasehold improvements are

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2004

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

amortized over the terms of their respective leases or service lives of the improvements, whichever is shorter Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred.

DEBT ISSUE COSTS
Pursuant to the Bridge loans entered into during April 2004 and May 2004, the
Company paid the placement agent $132,000 in commissions and a non-accountable expense allowance and issued 36,000 shares of common stock with a value of
$90,000, which were amortized over the term of the Bridge Loans from May 2004 through October 2004 (see Note 11).

ACCOUNTING FOR STOCK BASED COMPENSATION
As permitted under SFAS No. 148 "Accounting for Stock-Based Compensation -
Transition and Disclosure," which amended SFAS No. 123 "Accounting for
Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based compensation arrangements as defined by Accounting Principles Board ("APB") Opinion No. 25
"Accounting for Stock Issued to Employees," and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44
"Accounting for Certain Transactions Involving Stock Compensation," an
interpretation of APB No. 25.

The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in Emerging
Issues Task Force Issue ("EITF") 96-18, "Accounting for Equity Instruments That
Are Issued to Other Than Employees for Acquiring, or in Conjunction with
Selling, Goods or Services."

The following table summarizes the pro forma operating results of the Company had compensation expense for stock options granted to employees been determined in accordance with the fair market value based method prescribed by SFAS No.
123. The Company has presented the following disclosures in accordance with SFAS
No. 148.

                                                                      For the Year Ended December 31,
                                                                      -------------------------------
                                                                     2004                       2003
                                                                     ----                       ----

Net (loss) income available to common stockholders               $(15,484,005)              $      72,498
Adjust: Stock-based employee compensation
  determined under the fair value method                               (2,930)                          -
                                                                 ------------               -------------
    Pro forma net (loss) income                                  $(15,486,935)              $      72,498
                                                                 =============              =============
Net (loss) income per share available to common stockholders:
    Basic and diluted, as reported                                     $(3.25)                      $0.02
    Basic and diluted, pro forma                                        (3.26)                       0.02

The pro forma amounts that are disclosed in accordance with SFAS No. 123 reflect the portion of the estimated fair value of awards that were earned for the year ended December 31, 2004.

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2004

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTING FOR WARRANTS ISSUED IN CONNECTION WITH SALE OF UNIT
The Company accounts for the issuance of common stock purchase warrants issued in connection with sales of its Units in accordance with the provisions of EITF
00-19 "Accounting for Derivative Financial Instruments Indexed to, and
Potentially Settled in, a Company's Own Stock". Based on the provisions of EITF
00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

RESEARCH AND DEVELOPMENT
Research and development costs are expensed as incurred.

NET INCOME (LOSS) PER SHARE
Net income (loss) per share is presented under SFAS No. 128 "Earnings Per
Share." Under SFAS No. 128, basic net income (loss) per share is computed by dividing net income (loss) per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potential dilution. Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the year ended December 31, 2004 excludes potentially dilutive securities because their inclusion would be anti-dilutive.

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at December 31, 2004 are as follows:

           Series A Preferred Stock                      1,450,700
           Warrants                                      1,120,420
           Options                                         662,340
           Convertible Notes                               725,730
                                                         ---------
           TOTAL                                         3,959,190
                                                         =========

There were no potentially dilutive securities outstanding during the year ended
December 31, 2003. As described further in Note 18, subsequent to December 31,
2004, the Company sold, pursuant to the private placement described in Note 16, an additional 366.58 Units, including 366.58 shares of preferred stock convertible into an aggregate of 3,665,800 shares of common stock plus warrants issued to the investors in the private placement to purchase 1,832,900 shares of common stock and warrants issued to the placement agent to purchase 366,580 shares of common stock. In addition, as described further in Note 18, the
Company revised certain terms of its Convertible Notes which may result in an additional 678,297 shares of common stock to be issuable upon conversion of the
Convertible Notes, upon maturity.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2004

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts reported in the balance sheet for cash, accounts payable and accrued expenses approximate fair value based upon the short term nature of those instruments. The carrying amount of the convertible notes approximates their fair value as the effective rate of such instruments, which takes into consideration the allocation of proceeds based on the relative fair values of the notes and equity instruments issued concurrently, are consistent with market rates for investments with similar levels of risk.

CONCENTRATION OF CREDIT RISK
The Company maintains cash balances, at times, with financial institutions in an amount which is more than amounts insured by the Federal Deposit Insurance
Corporation. Management monitors the soundness of these institutions and considers the Company's risk negligible.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In January 2003, the Financial Accounting Standards Board ("FASB") issued
Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46").
This interpretation of Accounting Research Bulletin ("ARB") No. 51,
"Consolidated Financial Statements," provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interest. FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modifications to FIN 46 and issued Interpretation Number 46R, "Consolidation of Variable Interest Entities -
an Interpretation of ARB 51" ("FIN No. 46 R"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers'
entities is required in all interim and annual financial statements for periods ending after December 15, 2004.

The adoption of this pronouncement did not have an effect on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". This statement is a revision of SFAS Statement No. 123, "Accounting for Stock-Based
Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to
Employees", and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and will result in a charge to operations for stock-based compensation expense. SFAS 123R is effective for public entities that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

The Company is currently in the process of evaluating the effect that the adoption of this pronouncement will have on its financial statements.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary
Assets." SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after December 16, 2004. The provisions of this Statement should be applied prospectively.

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2004

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The adoption of this pronouncement did not have an effect on the Company's financial statements.

In EITF Issue No. 04-8, "The Effect of Contingently Convertible Instruments on
Diluted Earnings Per Share", the EITF reached a consensus that contingently convertible instruments, such as contingently convertible debt, contingently convertible preferred stock, and other such securities should be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is effective for reporting periods ending after December 15, 2004.

The Company's adoption of this pronouncement did not have an effect on the
Company's financial statements.

NOTE 4 - ACQUISITION OF CEPTOR CORPORATION BY XECHEM INTERNATIONAL, INC.

On January 27, 2004, the former shareholders of the Company received shares of preferred stock of Xechem (convertible into 30,000,000 shares of common stock of
Xechem) in connection with the merger of the Company into a wholly-owned subsidiary of Xechem. For financial reporting purposes, the effective date of the merger was designated January 1, 2004. The results of operations from
January 1 to January 27, 2004 were not significant. The merger was accomplished through a reverse triangular merger whereby Ceptor Acquisition, Inc., a wholly-owned subsidiary of Xechem, was merged into the Company and the Company was the surviving entity.

Effective upon the acquisition of the Company by Xechem, the Company's balance sheet was adjusted to record existing assets and liabilities to fair value. Fair value was generally assigned to these assets based on the net present value of the projected cash flows expected to be generated by those assets. Significant assumptions underlying these cash flows include our assessment of the timing and our ability to successfully complete the in-process research and development
("IPR&D") projects, and interest rates used to discount these cash flows to their present value. In accordance with EITF Issue No. 99-12, "Determination of the Measurement Date for the Market Price of an Acquirer's Securities Issued in
a Business Combination," the Company determined the fair value of the consideration paid in the transaction was the average closing price of Xechem's common stock for a reasonable period of time before and after the terms of the acquisition were agreed to and announced. The fair value of the consideration determined under this method amounted to $4,760,000. In allocating the consideration paid, the fair value of the recorded assets and liabilities were determined to equal the carrying value with the excess value assigned to the
IPR&D which represents the value assigned to the acquired intangible assets which had not reached technological feasibility and for which there is no alternative use.

The Company recorded approximately $5,034,300 of IPR&D, consisting of granted patents and pending patent applications, which has been expensed as in-process research and development costs. The following table summarizes the fair value of the assets acquired and liabilities assumed in the acquisition:

Consideration paid by Xechem to former
  stockholders of Ceptor Corporation                       $    4,760,000

Net Liabilities Assumed:
  Current liabilities                                             (35,000)
  Notes and advances payable                                     (325,000)
  Current and other assets                                         85,691
                                                           ---------------
                                                                 (274,309)
                                                           ---------------
Purchase price in excess of net liabilities
  assumed by Xechem - allocated to in-process
  research and development                                 $    5,034,309
                                                           ===============

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2004

NOTE 5 - SPINOFF OF CEPTOR CORPORATION BY XECHEM INTERNATIONAL, INC.

DESCRIPTION OF XECHEM SPINOFF AGREEMENT
Following the acquisition of the Company by Xechem, the board of directors of
Xechem determined that Xechem lacked the resources to fully fund the development and regulatory approval of the Company's technology. As a result, the board of directors of Xechem determined that it was in the best interest of Xechem's stockholders to effect a spin-off of the Company from Xechem, providing the
Company with an independent platform to obtain financing and develop its technology. As a result the Company, Xechem, and William Pursley, Chairman and
CEO of the Company ("Mr. Pursley"), entered into an agreement dated March 31,
2004, amended July 23, 2004 and November 17, 2004, (the "Spinoff Agreement"), to
provide for the separation of the Company from Xechem. The Spinoff Agreement provided for the Company's separation from Xechem under a transaction structured to include (i) the Company's redemption of a portion of its shares held by
Xechem out of the proceeds of future financing under the Redemption Obligation described below, (ii) the issuance and allocation of additional shares of common stock to Mr. Pursley under the Founders' Plan described below and (iii) the
Company's reverse merger into a public shell described in Note 13. The Company also agreed to pay royalties on future revenues and assume certain obligation for contingent consideration payable to the former stockholders of the Company
(who sold their shares to Xechem).

The Spinoff of the Company from Xechem concurrent with Mr. Pursley's exercise of his stock option and the Company's reverse merger into Medallion was completed on December 8, 2004.

REDEMPTION OBLIGATION
Under the terms of the original Spinoff Agreement, Xechem was entitled to receive 25% of the proceeds of any offering of securities of the Company, up to
$2,000,000. Following discussion with prospective selling agents for a proposed private placement of the Company's securities, Xechem agreed to accept 10% of the proceeds, up to $2,000,000, of any future financing in partial redemption of shares of the Company held by Xechem (see Note 10).

ALLOCATION OF STOCK UNDER FOUNDERS' PLAN
Pursuant to the Spinoff Agreement, Mr. Pursley was allocated, initially through a 10-year option exercisable at par value ($0.0001 per share), the right to designate for issuance 3,031,943 shares of the common stock of the Company, equal to 43.75% of the fully diluted common stock outstanding (the "Founders'
Shares") assuming the issuance of all of the Founders' Shares. The aforementioned right of Mr. Pursley provided him the irrevocable right to allocate such award to certain other employees and persons designated by Mr.
Pursley having importance to the future success of the Company, on a discretionary basis.

Pursuant to the grant of the option to purchase the 3,031,943 shares of the
Company's common stock at the nominal exercise price of par value, the Company recorded compensation expense of $2,082,500 representing the intrinsic value of the option determined by applying the percent that the Founders' Shares represent of the fully diluted shares outstanding, to the net assets acquired by
Xechem in its acquisition of the Company.

Mr. Pursley allocated 1,468,670 shares of the option to ten other persons, retaining 1,247,428 with the remaining 315,845 shares to be allocated to others in the future. All shares were issued concurrent with the Company's spin-off from Xechem and reverse merger with Medallion on December 9, 2004. All of the
Founders' Shares immediately upon issuance became fully voting, and are subject to the terms of the Founders' Plan, as amended. Pursuant to the terms of the
Founders' Plan, restrictions on holders of Founders' Shares will lapse 10% on the six month anniversary following issuance, 10% on the twelve month anniversary following issuance, and the balance upon initiation of a Phase III clinical trial for the Myodor technology for muscular dystrophy. Upon the happening of certain events described in the Founders' Plan, such as the cessation of employment by a participant following an award, shares issued or issuable to Founders' Plan participants may revert to Mr. Pursley and may be cancelled, forfeited, re-designated or re-issued in his sole discretion subject to Board of Directors or Compensation Committee approvals.

FUTURE ROYALTY COMMITMENT
The Company agreed to pay royalties to Xechem in an amount equal to two (2%)
percent of the gross revenues received by the Company, its subsidiaries, affiliates and assigns, with respect to the sale of any products

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2004

NOTE 5 - SPINOFF OF CEPTOR BY CORPORATION XECHEM INTERNATIONAL, INC. (CONTINUED)

Incorporating any of the technology owned by the Company as of March 31, 2004 or the licensing of any of the Company's intellectual property, or the sale of the licensing rights to any of the Company's intellectual property.

CONTINGENT CONSIDERATION
Pursuant to the terms of the acquisition of CepTor by Xechem, Xechem agreed to the future payment of additional consideration in shares of stock of Xechem to the original shareholders of the Company upon the earlier to occur of filing (i)
of a Phase II application for any drug in development which relies, in whole or in part, on the technology or the efforts of its management, provided such Phase
II application is filed (or substantial steps taken to be filed) within 36 months of the date of the final acquisition or merger; (ii) of any Phase III application for such technology or efforts provided such Phase III application is filed (or substantial steps taken to filed) within 60 months of the date of acquisition or merger; and (iii) of any NDA filings made within 72 months of the date of the final acquisition or merger with Xechem. In connection with the
Spinoff Agreement, substantially all of the obligations for the issuance of shares as additional consideration to the original shareholders of the Company have been assumed by the Company, and Xechem has been released therefrom. The
Company will be required to record compensation expense based on the fair value of the shares on the date of attainment of any of the aforementioned events.
This compensation charge could be substantial.

NOTE 6 - PREPAID EXPENSES

Prepaid expenses principally consist of unamortized premiums paid to carriers for insurance policies including approximately $100,800 at December 31, 2004, specifically relating to directors and officers' liability insurance.

NOTE 7 - DEBT ISSUE COSTS

Debt issue costs of $222,000 include $132,000 of fees paid in cash and $90,000 representing the fair value of 36,000 shares of common stock issued as compensation to the placement agent in the Bridge Loan transaction described in
Note 11. The debt issues costs were fully amortized during the year ended
December 31, 2004.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment, is as follows:

                                           At December 31,
                                           ---------------
                                        2004            2003
                                     ---------        --------
Office equipment                      $60,134         $     -
Lab equipment                             500           2,374
Leasehold improvements                 11,390               -
                                     ---------        --------
                                       72,024           2,374
Less-accumulated depreciation
  and amortization                     11,409           2,237
                                     ---------        --------
Total                                 $60,615         $   137
                                     =========        ========

For the years ended December 31, 2004 and 2003, depreciation expense was $11,046 and $273, respectively.

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2004

NOTE 9 - ACCRUED EXPENSES

Accrued expenses at December 31, 2004, are as follows:

    Legal fees incurred in connection with the              $     152,485
      private placement and related matters
    Financial investor relations fees                             108,803
    Clinical development expenses                                  26,811
    Research expenses                                              21,703
    Interest on convertible notes                                   5,435
                                                            --------------
    Total                                                   $     315,237
                                                            ==============

NOTE 10 - COMMON STOCK SUBJECT TO REPURCHASE UNDER REDEMPTION OBLIGATION

The Spinoff Agreement, as amended, provides for the Company to redeem, out of the proceeds of future financing transactions, an aggregate of $2,000,000 of shares of common stock of the Company held by Xechem (the "Redemption
Obligation"). Pursuant to the terms of the Redemption Obligation, the Company is obligated to use the first 25% (adjusted to 10% of the proceeds from the
Company's private placement initiated in December 2004 and concluded in February
2005) of the gross proceeds received in such financing transactions to redeem an equivalent number of shares of common stock held by Xechem, that is derived by dividing such proceeds by the price per share of common stock of the Company at which such financing transaction is consummated. At the end of two years, Xechem will have the right to put the remaining portion of the shares held for sale back to the Company to cover any deficiency.

During December 2004, the Company redeemed 145,070 of its common shares for
$362,675, which represents 10% of the gross proceeds that the Company received from the sale of Units in the private placement transactions that were consummated in December 2004. At December 31, 2004, the remaining Redemption
Obligation of $1,637,325 is estimated to redeem approximately 401,305 shares of the Company's common stock held by Xechem, based on the fair value of the
Company's common stock on December 31, 2004 of $4.08 per share. In accordance with EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments
Indexed To, Potentially Settled In, The Company's Own Stock," the Company
classified the remaining Redemption Obligation as a current liability in the accompanying balance sheet, since the Company anticipates repurchasing the remaining amount of common stock from Xechem out of proceeds of various financings anticipated over the next twelve months.

The Company accounted for its redemptions of the aforementioned shares as treasury stock transactions, at cost.

Subsequent to December 31, 2004, pursuant to additional financing transactions under the private placement completed in February 2005, the Company redeemed an additional 366,580 shares of common stock of the Company held by Xechem for
$916,450, which represents 10% of the gross proceeds that the Company received from the sale of 366.58 Units (see Note 18).

NOTE 11 - BRIDGE LOANS AND LONG TERM DEBT

BRIDGE NOTES
Pursuant to the terms of the Spinoff Agreement and actions taken thereafter, the
Company entered into a selling agreement dated April 23, 2004 providing for the private placement of $1,100,000 of 8% convertible notes due on the earlier of
October 22, 2004 or the date of closing on the next financing of $1,000,000 or more by the Company (the "Bridge Loans"), secured by certain rights to put
Bridge Loans to Xechem for Xechem shares in certain circumstances. Purchasers of the Bridge Loans received 451,597 shares of common stock of the Company as additional consideration. The selling agent received 36,000 shares of common stock of the Company, plus commissions in the amount of $110,000 and a non-accountable expense allowance in the amount of $22,000, in connection with its services (see Note 7). The Bridge Loan offering was completed in May 2004.

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2004

NOTE 11 - BRIDGE LOANS AND LONG TERM DEBT (CONTINUED)

The Company recorded a $550,000 discount, representing an allocation of the proceeds of the Bridge Loans based on the relative fair value of common stock and the Bridge Loans issued to the Bridge Loan participants, which was fully amortized over the six month period from May 2004 through October 2004 (the term of the Bridge Loans). The amortization of the discount is included in non-cash interest expense in the accompanying statement of operations for the year ended
December 31, 2004.

The Company was not able to repay the Bridge Loans on October 22, 2004, therefore pursuant to the terms of the Bridge Loans, the Bridge Loan holders had the right to convert their notes into shares of common stock of Xechem at the lower of $0.07 per share or 75% of the market price of the previous 20 market days prior to conversion, a portion of which would have been required to be issued by Xechem and the remainder from Mr. Pursley's personal Xechem holdings.
As of December 8, 2004 the closing price of Xechem common stock (XKEM.OB) was approximately $0.02 per share.

Pursuant to the exchange offer described in Note 13, the Company offered to exchange with the holders of the outstanding Bridge Loans and other debt, certain newly issued notes due December 8, 2005 convertible into shares of the
Company's common stock, at $1.25 per share, to be issued in amounts equal to the outstanding principal under the notes cancelled, plus accrued interest through
December 9, 2004 (the "Convertible Notes").

On December 9, 2004, the remaining balance of principal and accrued interest of the Bridge Loans were either repaid or exchanged for the Convertible Notes (as further described in Note 13), as follows:

                                                      Accrued
                                     Principal       Interest         Total
                                   ------------    ------------   --------------
Repaid in cash                     $    350,000     $    16,773   $     366,773
Exchanged for Convertible Notes         750,000          36,696         786,696
                                   ------------    ------------   --------------
                                   $  1,100,000     $    53,469   $   1,153,469
                                   ============    ============   ==============

The contractual interest expense on the notes repaid, which amounted to $16,773 is included in interest expense in the accompanying statements of operations.
The contractual interest expense on the notes exchanged for the Convertible
Notes, prior to exchange, of $36,696 is included in non-cash interest expense in the accompanying statements of operations.

LONG TERM DEBT
During the year ended December 31, 2004, the Company exchanged $275,000 of principal on long term debt plus $49,544 of accrued interest through the date of exchange (aggregate of $324,544) for Convertible Notes under the exchange offer described in Note 13. Contractual interest expense on these notes, which amounted to $25,886 for the year ended December 31, 2004 is included in non-cash interest expense and $12,870 for the year ended December 31, 2003, is included in interest expense in the accompanying statements of operations.

NOTE 12 - LICENSE AGREEMENT WITH JCR PHARMACEUTICALS CO., LTD.

On September 15, 2004 the Company entered into an exclusive license agreement with JCR Pharmaceuticals Co., Ltd. ("JCR") to manufacture and sell Myodur, the
Company's proposed product for muscular dystrophy, in certain Pacific Rim countries consisting of Japan, South Korea, China, Taiwan, and Singapore. Under
the terms of the JCR license, the Company will receive royalties in the amount of 25% of net sales (as defined), provided that the sum of cost of goods sold plus royalty payments does not exceed 35% of net sales in total. In addition,
JCR is obligated to make a $500,000 payment upon approval of an Investigational
New Drug application ("IND") in the United States for the Company's therapy for muscular dystrophy.

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2004

NOTE 12 - LICENSE AGREEMENT WITH JCR PHARMACEUTICALS CO., LTD. (CONTINUED)

Pursuant to the agreement, JCR purchased 554,413 shares of common stock of the
Company for a payment of $1,000,000. In addition, JCR has agreed to purchase an additional $1,000,000 of common stock of the Company at the then market price existing at the time of IND approval from the Food and Drug Administration for the Company's therapy for muscular dystrophy.

NOTE 13 - MERGER WITH MEDALLION CREST MANAGEMENT, INC. AND RELATED TRANSACTIONS

AGREEMENT OF MERGER AND PLAN OF REORGANIZATION
On December 8, 2004, Medallion, CepTor Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Medallion ("Acquisition Corp."), and the Company,
entered into an Agreement of Merger and Plan of Reorganization (the "Merger
Agreement"). Pursuant to the Merger Agreement, on December 8, 2004 the Company
merged with Acquisition Corp., with the Company surviving as a wholly-owned subsidiary of Medallion (the "Merger"). Upon effectiveness of the Merger,
Medallion filed with the Florida Department of State, Articles of Amendment to
the Articles of Incorporation to change its name to CepTor Corporation ("New
CepTor" and now the Company), and to authorize the issuance of up to 1,000 shares of its Series A Convertible Preferred Stock (the "Preferred Stock").

Pursuant to the Merger, Medallion acquired all of the outstanding capital stock of the Company in exchange for 5,278,068 shares of New CepTor's common stock, par value $0.0001 per share, and assumption of certain obligations of the
Company. As a result, the Company's former stockholders became the majority stockholders of New CepTor. The Merger was accounted for as a recapitalization, since the former stockholders of the Company own a majority of the outstanding shares of New CepTor's common stock immediately following the Merger. New CepTor intends to carry on the Company's business as its sole line of business and will remain in Hunt Valley, Maryland and continue as a development-stage bio-pharmaceutical company focusing on therapeutic products for neuromuscular, neurodegenerative diseases and other orphan diseases.

REINCORPORATION OF COMPANY
On December 9, 2004, the Board of Directors of the Company authorized a change of the state of incorporation to Delaware from Florida through a merger of the
New CepTor and the Company (its wholly-owned subsidiary). Approval of the change was authorized by shareholder consent during January 2005. Pursuant to an
Agreement dated November 15, 2004, Xechem, the single largest shareholder of New
CepTor, agreed to vote for the change of the state of incorporation to Delaware in connection with the spin-off of its majority ownership of the Company pursuant to the Spinoff Agreement. On January 31, 2005, the Company merged with
New Ceptor to change its domicile to Delaware from Florida and to collapse the parent-subsidiary relationship resulting from the Merger, with the Company being the surviving entity.

NOTE EXCHANGE OFFER Pursuant to an offer dated October 22, 2004 (the "Exchange
Offer") as amended November 15, 2004, made to the Bridge Loans and other debt holders of the Company, New CepTor issued $1,111,240 of its Convertible Notes due December 8, 2005 which are convertible into shares of New CepTor's common stock at $1.25 per share in amounts equal to the outstanding principal under the notes cancelled, plus accrued interest through the date of conversion.
(Subsequent to December 31, 2004, the maturity date was extended to July 3, 2006 and the conversion rate was amended to $0.75 per share, as further described in
Note 18). Since the fair value of New CepTor's common stock on the date of exchange was $2.50 per share, the Company recorded an original issuance discount equal to the principal balance of the notes, which represents the intrinsic value of this beneficial conversion feature. The intrinsic value of the beneficial conversion feature is being amortized to interest expense over the term of the Convertible Notes through December 8, 2005. During the year ended
December 31, 2004, the Company amortized $56,821 of the intrinsic value of the beneficial conversion feature which is included in non-cash interest expense in the accompanying statement of operations.

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2004

NOTE 13 - MERGER WITH MEDALLION CREST MANAGEMENT, INC. AND RELATED TRANSACTIONS
          (CONTINUED)

Immediately following the completion of the note exchange, one of the holders of the Company's convertible notes elected to convert their outstanding principal of $209,512, into 167,610 shares of common stock with a fair value of $419,024.
The excess of the fair value of shares issued in exchange for such Convertible
Notes, which amounts to $209,512, is included in non-cash interest expense in the accompanying statement of operations for the year ended December 31, 2004.

Accordingly, the remaining principal balance of the Convertible Notes amounts to
$901,728, before giving effect to the net unamortized discount associated with the beneficial conversion feature.

ADOPTION OF STOCK PLANS
In connection with the Merger, New CepTor adopted the Company's Founders' Stock
Plan and 2004 Incentive Stock Plan. On December 9, 2004 the Company issued to
Mr. Pursley and certain other employees, designated by Mr. Pursley, 3,031,943 shares of restricted common stock under the Founders' Stock Plan.

Under the 2004 Incentive Stock Plan, officers, consultants, third-party collaborators, and employees of the Company or its subsidiaries may be granted rights in the form of options or shares of restricted stock for up to a maximum of 2,773,820 shares of common stock. As of December 31, 2004, options to purchase 59,840 shares of common stock of the Company have been granted to an employee and options to purchase 602,500 shares of common stock have been granted to non-employees. In addition, the Company has issued 800,690 shares of restricted stock to non-employees (see Note 17).

NOTE 14 - INCOME TAXES

As of December 31, 2004 the Company estimates that it has net operating loss carryforwards of approximately $3,200,000 that will be available to offset future taxable income, if any, through 2024. The Company's utilization of its net operating loss carryforwards could be subject to substantial limitation due to the "change of ownership" provisions under Section 382 of the Internal
Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carryforwards prior to their utilization.
The Company has established a 100% valuation allowance for the deferred tax assets arising from the net operating loss and other temporary differences as management believes that it is more likely than not that their benefit will not be realized in the future.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS
The Company entered into employment agreements with certain of its executives commencing March 31, 2004 and April 26, 2004 (the "Executives"), which provide each Executive with a base salary for an initial term of two years, renewable annually thereafter. The Company is obligated to pay, in the aggregate, approximately $555,000, $770,000 and $215,000 for the years ended December 31,
2004, 2005 and 2006, respectively. If Executive's employment with the Company is terminated without cause or good reason, as those terms are defined in the employment agreement, the Company is obligated to pay Executive his current base salary and his benefits for an additional twelve months. If Executive's employment is terminated due to total disability, the Company is obligated to continue to pay his current base salary and his benefits for an additional thirty-six months. If Executive's employment is terminated due to his death, the
Company is obligated to continue to pay his current base salary for an additional three months and continue to pay for his benefits for the next twelve months. In addition, the employment agreement contains confidentiality and covenant not to compete provisions for the period of his employment plus and additional twelve months.

LEASE ARRANGEMENT
Effective March 17, 2004, the Company entered into a sublease for 5,200 square feet of office space in Hunt Valley, Maryland that expires on December 31, 2006.
Minimum lease payments under this arrangement will amount to approximately
$76,000 during each of the years ending December 31, 2005 and 2006. In addition, the lease

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2004

NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

provides for the Company to reimburse the landlord for its pro rata share of the building common area operating expenses. Rent expense under this arrangement amounted to $62,400 for the year ended December 31, 2004.

DEFINED CONTRIBUTION PLAN
During the year ended December 31, 2004, the Company instituted a defined contribution plan under Section 401(k) of the Internal Revenue Code. The plan provides for the Company to match its employee's contributions in an amount up to 4% of each eligible participant's compensation. The Company's contributions to the plan amounted to approximately $30,700 for the year ended December 31,
2004, which are included the accompanying statement of operations.

CONSULTING AGREEMENTS
Pursuant to Xechem's acquisition of the Company, Xechem entered into consulting agreements with its two founding scientists (the "Scientists") for a period of sixty months. In consideration for the services to be rendered, Xechem was obligated to pay a total of $276,000 to each Scientist, plus expenses as allowed for in the consulting agreements. Pursuant to the Spinoff Agreement, the Company entered into new consulting agreements to replace and supersede their agreements with Xechem. The consulting agreements are non-cancelable for a period of sixty months, effective February 1, 2004 and provide for a monthly fee of $5,000 each, plus allowable expenses.

ROYALTY OBLIGATION
As described in Note 5, the Company is obligated to pay royalties to Xechem equal to two (2%) percent of the gross revenues on certain future product sales, if any.

CONTINGENT CONSIDERATION
As described in Note 5, the Company assumed Xechem's obligation to make additional payments of an indeterminable amount of shares of common stock to the
Company's former stockholders upon the attainment of certain product development milestones.

MANUFACTURING AND SUPPLY AGREEMENT
Pursuant to a manufacturing arrangement entered into during the year ended
December 31, 2004, with Bachem AG (a contract manufacturer - "Bachem"), the
Company has agreed to purchase its clinical materials through the end of 2005, from Bachem. The estimated cost of producing all of the materials that the
Company will require under this contract manufacturing arrangement is approximately $6,000,000. During the year ended December 31, 2004, the Company made two non-refundable payments to Bachem in the aggregate of approximately
$811,300, to fund the production of certain compounds for certain pre-clinical studies that are required steps in the Company's drug validation process. The
Company charged the aforementioned payments to research and development expenses in the accompanying statement of operations for the year ended December 31,
2004. The payment of additional amounts to Bachem is contingent upon Bachem's ability to supply the Company with certain levels of the required compounds.

SETTLEMENT OF LITIGATION
During June 2004, the Company's management was introduced to a financial intermediary, as a means to locate a candidate for a public transaction and to seek funding. The Company executed a "Non-Binding Letter of Intent" for the purposes of structuring a potential transaction. In late September 2004, the
Company advised the financial intermediary that it was not prepared to proceed with the proposed transaction. The financial intermediary thereafter on October
8, 2004 commenced an action in the Northern District of California, entitled
Bluewater Partners S.A. v. CepTor Corporation (Case No. C 04 4277 JCS) alleging, among other things, that the Company abandoned its

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2004

NOTE 15 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

obligations to close a transaction on the eve of a closing, that it had breached its agreements with Bluewater, promissory estoppel, breach of implied covenant of good faith and fair dealing, Quantum Meruit, unjust enrichment; and seeking declaratory relief, and damages in the amount of $3.6 million. On November 12,
2004, the Company and Bluewater entered into a written proposal outlining material terms for permanent dismissal of the action providing, among other things, for immediate withdrawal, without prejudice, of the complaint by
Bluewater, exchanges of mutual releases, receipt by Bluewater of 50,000 shares of unrestricted common stock of the Company, from certain existing shareholders of the Company as an accommodation who were further compensated with warrants to purchase 50,000 shares of common stock of the Company for $1.25 per share,
125,000 shares of restricted common stock of the Company, and payment of $25,000 in full settlement of the action. On November 12, 2004 Bluewater filed an application withdrawing, without prejudice, their complaint against the Company.

NOTE 16 - EQUITY TRANSACTIONS

STOCK SPLIT
In April 2004, the Company's board of directors declared an 18,000-for-one stock split (based upon the then outstanding shares of common stock of the Company, prior to the share exchange and merger with Medallion), affected in the form of a stock dividend, on the shares of the Company's common stock. Each shareholder of record received additional shares of common stock for each share of common stock held without the capital of the Company being increased or decreased by the transfer of surplus to capital account or the transfer of capital to surplus, or otherwise. Stockholders' equity reflects the stock split by reclassifying from "Additional paid-in capital" to "Common stock" an amount equal to the par value of the additional shares arising from the stock split. As the result of the stock split, the pre-merger shares held by Xechem increased from 100 shares to 1,800,000 shares (3,898,213 shares on a post-Medallion merger basis) and the shares held in reserve for options to be granted to pursuant to the Founders' Plan, which upon exercise would be 1,400,000 shares (3,031,943 on a post-Medallion merger basis).

In conjunction with the reverse merger, the Company's Certificate of
Incorporation was amended to increase the authorized capital stock to
120,000,000 shares, and 100,000,000 was designated as shares of common stock,
$0.0001 par value per share and 20,000,000 shares of preferred stock.

COMMON STOCK ISSUED FOR CASH
As described in Note 12, the Company issued 554,413 shares of common stock to
JCR Pharmaceuticals Co., Ltd. for net proceeds of $929,231 (gross proceeds of
$1,000,000 less transaction expenses of $70,769).

COMMON STOCK ISSUED IN CONNECTION WITH BRIDGE LOANS
As described in Note 11, the Company issued 451,597 shares of common stock with an allocated fair value of $550,000 to the holders of the Bridge Loans and
36,000 shares of common stock with a fair of $90,000 to the placement agent in the Bridge Loan transaction.

COMMON STOCK AND WARRANTS ISSUED IN SETTLEMENT OF LITIGATION
The Company issued 125,000 shares of common stock with a fair value of $312,500 and warrants for the purchase of 50,000 shares of common stock with a fair value of $109,500 in connection with the settlement of litigation described in Note
15.

CONVERSION OF NOTES INTO COMMON STOCK
As described in Note 13 one of the holders of the Company's Convertible Notes elected to convert their balance into 167,610 shares of common stock with a fair value of $419,024.

COMMON STOCK ISSUED UNDER FOUNDERS' PLAN
On December 9, 2004 the Company issued to employees of the Company and others
3,031,943 shares of restricted common stock under the Founders' Stock Plan (see
Note 5).

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2004

NOTE 16 - EQUITY TRANSACTIONS (CONTINUED)

COMMON STOCK ISSUED TO AGENT IN PRIVATE PLACEMENT TRANSACTION
The Company issued 150,000 shares of common stock to the placement agent in private placement transactions described below as partial payment for services rendered.

COMMON STOCK ISSUED TO AN ADVISOR FOR PAST SERVICES
During November and December 2004, the Company issued 675,690 shares of restricted common stock with a fair value of $1,689,225 to an advisor for services performed during 2004. The restrictions as to these shares lapse twelve months after the dates of issuance.

ISSUANCES OF WARRANTS
The Company issued three-year warrants to purchase 200,000 shares of common stock to two advisors for past services performed earlier in 2004 and, based on an option pricing model, recorded the fair value of the warrants as stock-based compensation to nonemployees in the accompanying statement of operations, in the amount of $396,000 during the fourth quarter of 2004.

Pursuant to agreements entered into for the purpose of providing investor relations services to the Company, the Company agreed to issue to its investor relations firms, five-year options to purchase up to an aggregate of 587,500 shares of common stock at an exercise price of $2.50 per share, with piggy-back registration rights. Based on an option pricing model, the fair value of these options of $1,198,500 was recorded as deferred stock compensation expense at the date of award. As these awards were for past and future services, the Company recognized stock-related compensation expense of $586,500 during the fourth quarter of 2004 and is included in stock-based compensation to nonemployees for the year ended December 31, 2004 in the accompanying statement of operations.
The Company will amortize the remaining balance of the deferred stock compensation expense of $612,000 through June 2006, the remaining period of the agreement.

In addition, the Company granted an option to purchase 15,000 shares of common stock to a research consultant of the Company and, based on an option pricing model, recorded the fair value of the options as deferred stock compensation, in the amount of $30,600. The Company recognized research expense of $17,850, during the third and fourth quarters of 2004 and is included in stock-based compensation to nonemployees for the year ended December 31, 2004 in the accompanying statement of operations. The Company will amortize the remaining balance of the deferred stock compensation expense of $12,750 through May 2005, the remaining period of the agreement.

PRIVATE PLACEMENT
Pursuant to a placement agent agreement dated October 22, 2004, the Company agreed to sell in a private placement up to 240 Units at $25,000 per Unit, subject to increase to permit sale of up to an additional 36 Units upon agreement of the Company and the placement agent. On January 13, 2005, CepTor and the placement agent amended the placement agent agreement to increase the private placement to up to 480 Units, subject to increase to permit sale of up to an additional 72 Units, provided that such increase could be terminated at any time prior to closing by the Company. Under the terms of the placement agent agreement, as amended, the placement agent is entitled to a selling commission of 8%, plus a 2% non-accountable expense reimbursement payable from the proceeds of the private placement, five-year warrants exercisable at $1.25 per share for an amount equivalent to 10% of the shares of common stock to which the Units would be convertible into, and up to 300,000 shares of common stock.

During December 2004, CepTor sold 145.07 Units to investors pursuant to a
Confidential Private Placement Memorandum dated October 22, 2004 as supplemented, each Unit consisting of one share of Series A Convertible
Preferred Stock, and a three-year warrant to purchase up to 5,000 shares of common stock for $2.50 per share. Each share of Series A Convertible Preferred
Stock is convertible into 10,000 shares of common stock. During December 2004, the Company received gross proceeds of $3,626,750 (net proceeds of $2,804,240, after the payment of commissions and other expenses of the transactions which amounted to $822,510), from the sale of the Units.

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2004

NOTE 16 - EQUITY TRANSACTIONS (CONTINUED)

Holders of Series A Preferred Stock will be entitled at any time to convert their shares of Series A Preferred Stock into common stock, without any further payment therefore. Each share of Series A Preferred Stock is initially convertible into 10,000 shares of common stock. The number of shares of common stock issuable upon conversion of the Series A Preferred Stock is subject to adjustment upon the occurrence of certain events, including, among others, a stock split, reverse stock split or combination of our common stock, an issuance of common stock or other securities as a dividend or distribution on the common stock, a reclassification, exchange or substitution of the common stock, or our capital reorganization. Upon merger or consolidation of the Company with or into another company, or any transfer, sale or lease by us of substantially all of the common stock or assets of the Company, the Series A Preferred Stock will be treated as common stock for all purposes, including the determination of any assets, property or stock to which holders of the Series A Preferred Stock are entitled to receive, or into which the Series A Preferred Stock is converted, by reason of the consummation of such merger, consolidation, sale or lease.

Except as otherwise required by law, the holders of Series A Preferred Stock are entitled to vote their shares on an as-if-converted to common stock basis, and shall vote together with the holders of the common stock, and not as a separate class.

In the event of our voluntary or involuntary liquidation, dissolution or winding-up, holders of Series A Preferred Stock will be entitled to receive out of our assets available for distribution to our stockholders, before any distribution is made to holders of our common stock, liquidating distributions in an amount equal to $25,000 per share. After payment of the full amount of the liquidating distributions to which the holders of the Series A Preferred Stock are entitled, holders of the Series A Preferred Stock will receive liquidating distributions pro rata with holders of common stock, based on the number of shares of common stock into which the Series A Preferred Stock is convertible at the conversion rate then in effect.

The Series A Preferred Stock may not be redeemed.

Holders of Series A Preferred Stock will not be entitled to receive dividends, if any.

The Company issued warrants to purchase 725,350 shares of common stock as a component of the Unit. The Company determined that the preferred stock was issued with an effective beneficial conversion feature for which it recorded a deemed dividend of $936,116 based upon an allocation of the proceeds to the relative fair values of the preferred stock and the warrants. The Company calculated the fair value of the warrants using an option pricing model.

Pursuant to the placement agent agreement, the Company issued warrants to purchase up to an aggregate of 145,070 shares of Common Stock to the placement agent in connection with the private placement. Each warrant entitles the placement agent to purchase the stated number of shares of common stock at an exercise price of $1.25 per share and will expire five years after its issue date.

The warrants may not be redeemed by us at any time. The warrants contain provisions that protect the holders against dilution by adjustment of the purchase price in certain events, such as stock dividends, stock splits, and other similar events. Prior to exercise, the warrants do not confer upon holders any voting or any other rights as a stockholder.

The Company accounts for the issuance of common stock purchase warrants issued in connection with sales of its Units in accordance with the provisions of EITF
00-19 "Accounting for Derivative Financial Instruments Indexed to, and
Potentially Settled in, a Company's Own Stock". Based on the provisions of EITF
00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2004

NOTE 16 - EQUITY TRANSACTIONS (CONTINUED)

The Company issued the aforementioned warrants with registration rights agreements which stipulate that the Company will file a registration statement under the Securities Act on or before February 6, 2005. Substantially all of the
Company's warrants are exercisable by the holders at any time irrespective of whether the registration statement has been declared effective. In addition, the
Company is not (and never is) precluded from delivering unregistered stock to any warrant holder who elects to exercise their warrants in the event that the
Company's registration statement with respect to the stock issuable pursuant to such warrants has not been declared effective.

The Company's registration rights agreements generally contain a provision requiring the Company to pay defined damages in the form of additional shares of common stock of the Company if it has not filed the registration statement before June 7, 2005.

Since the Company (i) is not precluded from issuing unregistered shares in the event of its failure to cause a registration statement to be declared effective,
(ii) is permitted to net share settle its warrants by issuing unregistered shares, and (iii) has met all of the other criteria for equity classification under EITF 00-19, it has classified its warrants as equity instruments.

OPTIONS GRANTED PURSUANT TO 2004 INCENTIVE STOCK PLAN
The Company granted an option to purchase approximately 60,000 shares of common stock to an employee. Pursuant to the terms of the 2004 Incentive Stock Plan, the options have an exercise price of $2.50 per share, the fair market value on the date of grant and such options will vest over four years.

NOTE 17 - ADOPTION OF 2004 INCENTIVE STOCK PLAN

The 2004 Incentive Stock Plan was first approved by the Board of Directors and the stockholders of the Company on May 31, 2004 and re-approved on December 8,
2004. The purpose of the 2004 Incentive Stock Plan is to provide an incentive to retain in the employ of and as directors, officers, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons into the development and financial success of the Company. Under the 2004 Incentive Stock Plan, the
Company will be authorized to issue Incentive Stock options intended to qualify under Section 422 of the Code, non-qualified stock options, and restricted stock. The 2004 Incentive Stock Plan is administered by the board of directors or the Compensation Committee. As of December 31, 2004, 2,773,820 shares of common stock of the Company have been reserved for issuance under the 2004
Incentive Stock Plan and options for the purchase of 662,340 shares of common stock of the Company, of which all but approximately 60,000 are to nonemployees for services rendered, have been recommended to the Board of Directors for approval. In addition during the year ended December 31, 2004, the Company issued 800,690 shares of restricted common stock of the Company pursuant to the
2004 Incentive Stock Plan as payment for services rendered by nonemployees.
Subsequent to December 31, 2004, the option awards and issuances of restricted common stock which had been recommended under the 2004 Incentive Stock Plan to various consultants and an employee were approved by the Company's board of directors.

The following table summarizes the stock option activity for the year ended
December 31, 2004 (there was no activity prior to January 1, 2004):

                                                            Weighted-Average
                                                Options      Exercise Price
                                               ----------    --------------
Outstanding - January 1, 2004                          -         $   -
Granted                                          662,340
Canceled                                               -
                                               ----------        -----
Outstanding - December 31, 2004                  662,340          2.50
                                               ==========
Options exercisable at December 31, 2004         295,000         $2.50

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2004

NOTE 17 - ADOPTION OF 2004 INCENTIVE STOCK PLAN (CONTINUED)

The following table summarizes additional information about outstanding and exercisable stock options at December 31, 2004:

                                                 Weighted-Average
                                                 ----------------
                                         Remaining
                      Number             Contractual         Exercise           Number            Weighted-Average
Exercise Prices       Outstanding        Life                Price              Exercisable        Exercise Price
---------------       -----------        -----------         --------           -----------       ----------------

$0.00-$2.50           662,340            5.29 years          $2.50              295,000                 $2.50

All options granted have exercise prices equal to the fair market value on the date of grant.

The fair value of stock option grants is estimated using the Black-Scholes option-pricing model with the following assumptions:

                 Term (years)                     10
                 Volatility                       115%
                 Risk-free interest rate          3.32%
                 Dividend yield                   0

NOTE 18 - SUBSEQUENT EVENTS

PRIVATE PLACEMENT
Pursuant to the private placement initiated in December 2004, the Company received additional gross proceeds of $9,164,500 (net proceeds of $7,897,422 after deducting the expenses of the sale of the Units of $1,267,078) from the sale of 366.58 Units during January and February 2005. Each Unit consisted of one share of Series A Convertible Preferred Stock and a three-year warrant to purchase up to 5,000 shares of common stock at $2.50 per share. If the 366.58
Units are converted into common stock of the Company by the holders, the Company will issue an additional 3,665,800 shares of common stock. If the warrants issued as a component of the 366.58 Units are exercised by the holders, the
Company will receive an additional $4,582,250 and will issue an aggregate of
1,832,900 shares of common stock.

Additionally, the Company issued warrants to purchase up to an aggregate of
366,580 shares of common stock to the placement agent in connection with the placement agent agreement. Each warrant entitles the holder to purchase the stated number of shares of common stock at an exercise price of $1.25 per share and will expire five years after its issue date.

Pursuant to the January 13, 2005 amendment to the placement agent agreement, the
Company issued warrants to purchase up to 925,000 shares of common stock to certain original shareholders of the Company prior to the merger with Medallion.
Each warrant entitles the holder to purchase the stated number of shares of common stock at an exercise price of $1.25 per share and will expire three years after its issue date.

Subsequent to December 31, 2004, pursuant to additional financing transactions under the private placement completed in February 2005, the Company redeemed an additional 366,580 shares of common stock of the Company held by Xechem for
$916,450, which represents 10% of the gross proceeds that the Company received from the sale of 366.58 Units.

SETTLEMENT OF LEGAL FEES IN SHARES OF COMMON STOCK
Subsequent to December 31, 2004, the Company and its legal counsel agreed to settle a portion of its legal fees incurred in connection with the private placement during November and December 2004, in shares of common stock of the
Company. The Company issued 23,000 shares of unregistered common stock with a fair value of $138,000 in settlement of $70,000 in legal fees.

AMENDED AND RESTATED CONVERTIBLE NOTES
Subsequent to December 31, 2004, the Company revised certain terms of its
Convertible Notes. The maturity date was extended to July 3, 2006 from December
8, 2005 in exchange for an increase in the interest rate to 12%, effective
December 9, 2005 and a change in the conversion price from $1.25 per share to
$0.75 per share.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS

As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13-d-15(e) and 15d-15(e)). Based
upon that evaluation and the material weakness described below, our Chief
Executive Officer and Senior Vice President, Finance and Administration
concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were adequate to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President,
Finance and Administration, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded and reported and our assets are safeguarded against unauthorized or improper use, to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our company is not an "accelerated filer" (as defined in the Securities Exchange
Act) and is not required to deliver management's report on control over our financial reporting until our fiscal year ended December 31, 2006. Nevertheless, we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing
Standard No.2) in our internal controls over financial reporting.

The first material weakness we identified relates to our limited segregation of duties. Segregation of duties within our company is limited due to the small number of employees that are assigned to positions that involve the processing of financial information. This condition constitutes a material weakness (as that term is defined in Auditing Standard No. 2) in our financial reporting system.

We believe any such risks are partially mitigated by the fact that our research and development expenditures (which are significant to the business) and certain other general and administrative-related expenditures are reviewed and approved by employees who are knowledgeable of those matters. However, we acknowledge that additional control procedures are necessary with respect to all expenditures in order to ensure that our transactions are properly recorded.
Accordingly, we are currently evaluating what additional procedures may be instituted to mitigate the risks associated with having a limited segregation of duties. Such additional procedures may include, but not necessarily be limited to, requiring dual approval of all expenditures by our Chief Executive Officer,
Senior Vice President, Finance and Administration and/or applicable department heads, and two authorized signatures with respect to expenditures in excess of defined dollar amounts.

Although we are aware that segregation of duties within our company is limited, we believe (based on our current roster of employees and certain control mechanisms we do have in place), that the risks associated with having limited segregation of duties are currently insignificant. Under these circumstances we do not believe that at this time, it would be prudent for us to further constrain our liquidity by allocating resources to hiring additional employees as a corrective measure because the costs of increasing our staff (solely for this purpose) exceeds the potential reduction in risk. We will periodically reevaluate this situation to determine if these circumstances change. If the situation changes and sufficient capital is secured, it is our intention to increase staffing within our general administrative and financial functions.

The second material weakness we identified is in our ability to ensure that the accounting for our equity-based transactions is accurate and complete. During the year ended December 31, 2004, we consummated a series of complex equity transactions involving the application of highly specialized accounting principles. The equity based transactions that we consummated during 2004 specifically related to unique events including our spin-off from Xechem, reverse merger with Medallion, settlement of certain litigation, exchanges and conversions of notes for stock and private placement of preferred stock with detachable common stock purchase warrants. Although we believe that these events are unique and that our equity based transactions in the future are likely to be substantially reduced, we are evaluating certain corrective measures we may take including the possibility of hiring an outside consultant to provide us with the guidance we need at such times that we may engage in equity based transactions.

We believe that, for the reasons described above, we will be able to improve our disclosure controls and procedures and remedy the material weaknesses identified above.

Except as described above, there were no significant changes in our internal controls over financial reporting that occurred during the quarter ended
December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

     Not Applicable.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS.

Directors and Executive Officers

     Our directors and executive officers are as follows:

Name                           Age    Position
----                           ---    --------
William H. Pursley             51     Chief Executive Officer, Chairman of
                                      the Board and Director

Norman W. Barton, M.D., Ph.D.  57     Executive Vice President and Chief
                                      Medical Officer

Donald W. Fallon               51     Senior Vice President, Finance and
                                      Administration, Chief Financial
                                      Officer and Secretary

Leonard A. Mudry               67     Director

     Each director holds office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. Executive officers are elected annually and serve at the discretion of our Board. Pursuant to a placement agent agreement, Brookshire Securities Corporation has the right to designate one director, who shall also serve on our Compensation and Audit
Committees until December 2005. As of the date of this report, no such designation has been made.

     No compensation has been paid to our directors for services rendered as a director during fiscal 2004. In February 2005, we adopted a cash and equity compensation plan for our non-executive directors. (See "Compensation of
Directors" for a plan description.)

     The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

     William H. Pursley, has served as our Chief Executive Officer and Chairman of our Board since March 2004. From September 2003 to March 2004, Mr. Pursley
was President and Vice Chairman of Xechem, where he developed a new focus for that company, significantly increasing its value and spearheading the acquisition of the Company. From August 2002 until September 2003, Mr. Pursley was Chief Executive Officer of Osiris where he led a turnaround that revamped management and operations through corporate partnerships with Boston Scientific
Corporation (BSX-NYSE), among others. Prior thereto, from April 1999 until
August 2002, Mr. Pursley was Senior Vice President, Commercial Operations for
Transkaryotic Therapies, Inc. (TKTC-NASDAQ) where he developed its European business unit to launch Replagal(TM), an orphan drug for Fabry disease.
Previously, Mr. Pursley has served in executive positions at Genentech, Inc.
(DNA-NYSE), Genzyme, Inc. (GENZ-NASDAQ), and Bio-Technology General Corporation
(BTGC-NASDAQ) where he played key roles in the commercialization of over $2 billion in orphan drugs. The long-time industry executive started his career twenty-five years ago at Merck & Co., Inc. Mr. Pursley holds a BA degree in
Biology from the University of Louisville.

     Norman W. Barton, M.D., Ph.D., has served as our Executive Vice President and Chief Medical Officer since April 2004, and previously was Senior Vice
President and Chief Medical Officer with Osiris Therapeutics, Inc., a privately held biotechnology company ("Osiris"), from September 2002 to April 2004. Dr.
Barton has had a distinguished career over two decades in investigative medicine and development of novel therapeutic agents in both the academic and commercial sectors. Dr. Barton is formally trained in biological chemistry and internal medicine and is certified as a specialist in neurology. From 1996 until
September 2002, Dr. Barton was at Bio-Technology General Corporation
(BTGC-NASDAQ) where he was Senior Vice President and Chief Medical Officer. In
this capacity, Dr. Barton had overall responsibility for the worldwide development and registration programs for four proprietary recombinant protein products. Successful advancement of these programs required frequent interaction with US and European regulatory authorities and development of core competencies in clinical research, data management and biostatistics. In addition to product development responsibilities, Dr. Barton also created and supervised a medical affairs group that provided critical support for commercialized products in both
US and international markets. From 1981 to 1996, Dr. Barton served as a physician scientist and Chief of the Clinical Investigations Section (1985-96)
with the Neurological Institute at the National Institutes of Health (NIH).
While at the NIH, Dr. Barton was responsible for the development of enzyme replacement therapy for a severely debilitating lipid storage disorder known as
Gaucher disease. For this precedent setting achievement, Dr. Barton was awarded both the Outstanding and Meritorious Service Medals of the United States Public
Health Service. Dr. Barton received his MD and Ph.D. from Pennsylvania State
University, and he completed his residency in Internal Medicine at Albany
Medical College Hospital and his residency in Neurology at Cornell University
New York Hospital.

     Donald W. Fallon, has served as our Senior Vice President, Finance and
Administration, Chief Financial Officer and Secretary since March 2004. Mr.
Fallon has over 20 years of broad financial management experience gained at both public and private companies. Prior to joining our company, from May 2002 until
December 2003, he was Vice President of Finance and Chief Financial Officer for
Osiris and was involved in strategic partnering, fund raising and strategic planning activities. From January 2000 to May 2002, Mr. Fallon was Senior
Director of Finance and Accounting with Guilford Pharmaceuticals Inc., where he was responsible for financial and strategic planning systems in addition to accounting operations and internal and external financial reporting. From June
1998 through January 2000, Mr. Fallon was Vice President of Finance and Chief
Financial Officer with Small Molecule Therapeutics, Inc., a venture-backed drug discovery company. In addition, Mr. Fallon has held various positions with other start-up and established life sciences companies. Mr. Fallon is a Certified
Public Accountant, received a BS degree in Accounting from the University of
Baltimore and holds an MBA degree in Finance from Loyola College.

     Leonard A. Mudry, has been a member of our Board since December 2, 2004.
Mr. Mudry provides consulting and financial services to a number of businesses which, from June 2000 to January 2004, included Xechem. From January 2004 to
October 2004, Mr. Mudry was, a director of Xechem. Mr. Mudry was from November
1998 to June 2000, a business consultant with Strategic Business Group in
Cranford, NJ, from May 1994 to October 1998, Senior Vice President, Finance and
Operations of Xechem and from February 1991 to April 1994, Vice President,
Operations of Medigene, Inc., a pre-natal testing company. Prior to joining
Medigene, Mr. Mudry was Vice President, Operations/Finance for Princeton
Diagnostic Labs, from March 1990 to January 1991 and Senior Vice President and
Chief Financial Officer of American Medical Laboratories, from January 1987 to
March

1990. Prior thereto, Mr. Mudry held various positions with Hoffmann-La Roche,
Inc. a major pharmaceutical company, and its subsidiaries, from 1969 to 1987.

     There are no family relationships between any of our directors or executive officers.

     As a result of the Merger, our directors and officers prior to the Merger,
Thomas Fastiggi, Chief Operating Officer, Sean Miller, Chief Executive Officer,
Chief Financial Officer, Chief Accounting Officer and Director, Vincent Kohen,
President, Lisa Beach, Vice President, and Rose Cabasso, Vice President,
Secretary and Director resigned from all positions with us effective December 8,
2004.

CODE OF ETHICS

     We adopted a code of ethics that applies to our officers, directors and employees, including our chief executive officer and chief financial officer.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, which requires executive officers and directors, and persons who beneficially own more than ten percent of the common stock of a company with a class of securities registered under the Securities Exchange Act of 1934, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange
Commission, is not currently applicable to us.

ITEM 10. EXECUTIVE COMPENSATION.

                           Summary Compensation Table

     The following table sets forth information for the three most recently completed fiscal years concerning the compensation of (i) the Chief Executive
Officer and (ii) all other executive officers ("Named Executive Officers") who earned in excess of $100,000 in salary and bonus in the fiscal year ended
December 31, 2004.

                                                                             Long Term Compensation
                                                                  --------------------------------------------
                                                                   Restricted      Securities
                                         Annual Compensation         Stock         Underlying       All Other
                                      ------------------------      Award(s)        Options       Compensation
  Name and Principal Position         Year          Salary ($)       ($)(1)           (#)              ($)
--------------------------------      ----          ----------    ------------     ----------     ------------

William H. Pursley                    2004          351,967(2)    5,089,506(3)         -                -
  Chairman and Chief                  2003              -               -              -             1,630(4)
  Executive Officer                   2002              -               -              -                -

Norman W. Barton, M.D., Ph.D.         2004          187,152(2)    1,855,551(3)         -             1,364(4)
  Executive Vice President and        2003              -               -              -                -
  Chief Medical Officer               2002              -               -              -                -

Donald W. Fallon                      2004          179,667(2)      848,252(3)         -               500(4)
  Senior Vice President,              2003              -               -              -                -
  Finance and Administrative,         2002              -               -              -                -
  Chief Financial Officer and
  Secretary

Sean Miller                           2004              -               -              -                -
  Chief Executive Officer(5)          2003              -               -              -                -
                                      2002              -               -              -                -

--------------

(1) Vesting restrictions on such shares lapse as to (i) 10% on the sixth month anniversary of the date of award, (ii) an additional 10% on the twelve month anniversary of the date of award, and (iii) the balance upon initiation of phase
III clinical trials for Myodur in muscular dystrophy.

(2) Includes $5,467, $5,467 and $4,667 of 401(k) contributions for Mr. Pursley,
Dr. Barton, and Mr. Fallon, respectively. Includes payments of $71,500, $0 and
$29,167 paid by Xechem to Mr. Pursley, Dr. Barton, and Mr. Fallon, respectively, during 2004.

(3) 1,247,428 shares, 454,792 shares, and 207,905 shares of restricted stock underlying the Restricted Stock Awards for Mr. Pursley, Dr. Barton and Mr.
Fallon, respectively, have been valued at $4.08, the closing price per share of our Common Stock as reported by the OTC Bulletin Board on December 31, 2004.

(4) Represents reimbursement of premiums paid by such executive officer under certain term life insurance policies.

(5) Mr. Miller resigned as of December 8, 2004. Information on Mr. Miller is not
available.

                        Option Grants in Last Fiscal Year

     No stock options or stock appreciation rights were granted to our Named
Executive Officers during our last fiscal year.

STOCK PLANS

     Prior to our adoption of our Founders' Stock Plan and 2004 Incentive Stock
Plan in December 2004, we did not have a stock option, long-term incentive or other similar plan for officers, directors, and employees.

     Founders' Plan. Our Founders' Plan was adopted by our Board and stockholders on December 9, 2004 and amended by our Board on February 11, 2005.
The Founders' Plan is administered by the Board or the

Compensation Committee, which Compensation Committee presently consists of
Leonard Mudry. Upon the happening of certain events described in the Founders'
Plan, such as the cessation of employment by a participant following an award, shares issued or issuable to Founders' Plan participants may revert to William
Pursley, our Chief Executive Officer, and may be cancelled, forfeited, re-designated, or re-issued in Mr. Pursley's sole discretion, subject to Board or Compensation Committee approvals. Unless vesting is accelerated by the Board or Compensation Committee, Founders' Stock Plan shares will vest 10% upon the six-month anniversary of the date of issuance, 10% upon the one-year anniversary of the date of issuance, and the remainder upon initiation of a Phase III clinical trial for Myodur in muscular dystrophy, provided such date is not less than six months following the date of award. In the discretion of the Board or the Compensation Committee, vesting may be accelerated upon the achievement of significant scientific, regulatory, or other development milestones subject to approval of Brookshire Securities Corporation, the placement agent in the
Private Placement. As of April 11, 2005 an aggregate of 3,031,943 shares of
Common Stock have been issued under the Founders' Plan. There will be no additional shares available for issuance under the Founders' Plan.

     2004 Incentive Stock Plan. Our 2004 Incentive Stock Plan was adopted by our
Board and stockholders on December 9, 2004 and amended by our Board on February
11, 2005. An aggregate of 2,773,820 shares of Common Stock have been reserved for issuance under the 2004 Incentive Stock Plan. As of April 11, 2005, options to purchase an aggregate of 757,695 shares of Common Stock have been granted and
808,190 shares of restricted stock have been awarded under the 2004 Incentive
Stock Plan. The purpose of the 2004 Incentive Stock Plan is to provide an incentive to retain in the employ of and as directors, officers, consultants, advisors and employees of our company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons into our development and financial success. Under the 2004 Incentive Stock Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2004 Incentive Stock Plan is administered by the Board or the Compensation Committee.

     Regulatory Incentive Plan. In connection with the Xechem spinoff, we were required to assume certain obligations of Xechem under a plan ("Regulatory
Incentive Plan") intended to reward the original owners who participated in our sale to Xechem in 2003. We are obligated to make awards in shares of our Common
Stock in the amount of $1 million for each new drug upon the filing of a Phase
II application prior to December 22, 2007, a Phase III application prior to
December 22, 2009, or a NDA filing prior to December 22, 2010 with the FDA. None of our present executive officers or directors participate in the Regulatory
Incentive Plan.

EMPLOYMENT AGREEMENTS

     Each of Messrs. Pursley and Fallon and Dr. Barton are parties to employment agreements. Under such agreements employees are generally obligated to commit substantially all of their time and attention to our company's affairs.

     William H. Pursley, our Chairman of the Board and Chief Executive Officer,
has an employment agreement ending March 31, 2006. The agreement may be renewed for additional one-year terms unless either party notifies the other at least sixty days prior to the end of the then current term of its desire to terminate the agreement. The agreement provides that Mr. Pursley will be compensated at an annual base salary of $330,000 with annual increases and a discretionary annual bonus in an amount (in cash, stock or other property) to be determined by the
Board. The agreement may be terminated by us for "cause", by Mr. Pursley for
"good reason" (as such terms are defined in the agreement), by Mr. Pursley for any reason, upon thirty days notice, and by us without cause, upon sixty days notice. If Mr. Pursley is terminated by us without cause, or by Mr. Pursley for good reason he will be entitled to his base salary and a continuation of benefits under our benefit plans for senior executives for a twelve month period after the date of termination.

     Norman W. Barton, our Executive Vice President and Chief Medical Officer,
has an employment agreement ending April 26, 2006. The agreement may be renewed for additional one-year terms unless either party notifies the other at least sixty days prior to the end of the then current term of its desire to terminate the agreement. The agreement provides that Dr. Barton will be compensated at an annual base salary of $265,000 with annual increases and an annual bonus in an amount (in cash, stock or other property) to be determined by the discretion of the Board. The agreement may be terminated by us for "cause", by Dr. Barton for
"good reason" (as such terms are defined in the agreement), by Dr. Barton for any reason, upon thirty days notice, and by us without cause, upon sixty days notice. If Dr. Barton is terminated by us without cause or by Dr. Barton for good reason, he will be entitled to his base salary and continuation of benefits under our benefit plans for senior executives for a twelve month period after the date of termination.

     Donald W. Fallon, our Senior Vice President, Finance and Administration and
Chief Financial Officer and Secretary, has an employment agreement ending March
31, 2006. The agreement may be renewed for additional one-year terms unless either party notifies the other at least sixty days prior to the end of the then current term of its desire to terminate the agreement. The agreement provides that Mr. Fallon will be compensated at an annual base salary initially of
$175,000 with annual increases and an annual bonus in an amount (in cash, stock or other property) to be determined by the discretion of the Board. As of March
1, 2005, Mr. Fallon's annual base salary was increased to $240,000. The agreement may be terminated by us for "cause", by Mr. Fallon for "good reason"
(as such terms are defined in the agreement), by Mr. Fallon for any reason, upon thirty days notice, and by us without cause, upon sixty days notice. If Mr.
Fallon is terminated by us without cause or by Mr. Fallon for good reason, he will be entitled to his base salary and continuation of benefits under our benefit plans for senior executives for a twelve month period after the date of termination.

COMPENSATION OF DIRECTORS

     On February 11, 2005, our Board adopted a Deferred Stock Plan for
Non-Employee Directors (the "Directors Plan") as an amendment to our 2004
Incentive Stock Plan. An aggregate of 200,000 shares of Common Stock have been reserved under the Directors Plan. The purpose of the Directors Plan is to provide an incentive for non-employee directors to promote the financial success and progress of our company. The Directors Plan is administered by the Board or the Compensation Committee. Under the Directors Plan we are authorized to issue non-qualified stock options to a director who is not, at the time of grant, an employee. The Directors Plan provides for (i) the automatic initial grant of options to purchase 10,000 shares of Common Stock to each non-employee director who joins our Board at an exercise price equal to the fair market value at the date of such election or appointment to the Board, and (ii) the grant of options to purchase 2,000 shares of Common Stock on the date of each Board meeting thereafter attended by such non-employee director at an exercise price equal to the fair market value at the date of such Board meeting, subject to vesting as follows: one-fourth of the shares of issuable pursuant to the option shall be exercisable on the date which is six months from the date of grant, an additional one-fourth of the shares shall be exercisable on the one-year anniversary of the date of grant, an additional one-fourth of the shares shall be exercisable on the two-year anniversary of date of grant, and the remaining one-fourth of the shares shall be exercisable on the three-year anniversary of the date of grant, and further subject to such person serving as a director at the time of vesting. The Directors Plan provides for a maximum lifetime award of
30,000 shares to any director. The term of each option under the Directors Plan is ten years.

     In addition, as of February 11, 2005, each of our non-employee directors is entitled to receive $1,000 for each Board meeting attended.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS.

     The information regarding beneficial ownership of our Common Stock has been presented in accordance with the rules of the SEC. Under these rules, a person or entity may be deemed to beneficially own any shares as to which such person or entity, directly or indirectly, has or shares voting power or investment power, or has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person, plus
(ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 30, 2005 by (i) each person or entity known by us to own beneficially more than 5% of our outstanding Common Stock,
(ii) each of our directors and Named Executive Officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to such shares of Common Stock:

                                                                Percentage
       Name and Address of             Number of Shares        Beneficially
       Beneficial Owner(1)            Beneficially Owned         Owned(4)
----------------------------------    ------------------       ------------

Xechem International, Inc.                  3,386,563              21.4%
 100 Jersey Avenue
 Building B, Suite 310
 New Brunswick, NJ  08910

William H. Pursley(2)                       1,513,273               9.6%

Norman W. Barton, M.D., Ph.D.                 454,792               2.9%

Donald W. Fallon                              207,905               1.3%

Leonard A. Mudry                                5,000               *

Sean Miller(3)                                      0               0

All directors and executive                 2,180,970              13.8%
officers as a group (4 persons)

---------------

* Represents less than 1%.

(1)  Unless otherwise indicated, the address of each stockholder listed above is
     c/o CepTor Corporation, 200 International Circle, Suite 5100, Hunt Valley,
     Maryland 21030.

(2)  A provision of the Spinoff Agreement (See "Certain Relationships and
     Related Transactions") provided for 3,031,943 shares of Common Stock to be designated for management and founders, or approximately 28.3% of our outstanding Common Stock as of March 30, 2005. Awards have been made to twelve persons, other than 265,845 shares which have not yet been awarded.
     While such awards are subject to confirmation by our Compensation
     Committee, William Pursley, our Chairman of the Board and Chief Executive
     Officer, is authorized under the Spinoff Agreement to designate awardees.
     All awards (other than 1,247,428 owned by Mr. Pursley as record owner and
     265,845 additional shares for which Mr. Pursley retains the right to vote until awarded), are subject to certain conditions with respect to vesting and lapse. All of such shares may revert to Mr. Pursley should the conditions imposed not be achieved. Mr. Pursley disclaims beneficial ownership of all of such shares for which he is not the record holder.

(3)  Mr. Miller resigned effective December 8, 2004.

(4)  Excludes an indeterminate number of shares of Common Stock that may become issuable under the Regulatory Incentive Plan. Includes shares of Common
     Stock issuable upon the conversion of currently outstanding shares of
     Series A Preferred Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On December 23, 2003, Xechem entered into a financing plan with its then wholly-owned subsidiary (the "Spinoff Agreement") providing for, among other things, establishing a capital structure suitable for attracting third-

party financing, separation of management and the refocusing of each of the companies on their respective core competencies and technologies. As part of the
Spinoff Agreement, Xechem agreed that management would receive from Xechem the right to acquire shares of Common Stock at par value.

     Under the Spinoff Agreement, we also agreed to buy from Xechem and redeem up to $2,000,000 of shares of Common Stock owned by Xechem (the "Redemption
Obligation") from proceeds of future offerings. The Redemption Obligation originally provided for payment at a rate of 25% of the gross proceeds (up to
$2,000,000) raised, before fees and commissions, pursuant to the sale of our stock. In addition, we agreed to pay a royalty equal to 2% of the gross revenues from the sale of any products incorporating any of the technology then owned on the date of the Spinoff Agreement or the licensing of any technology or sale of the licensing rights. On December 9, 2004, the Spinoff Agreement was amended which reduced the Redemption Obligation to 10% of the gross proceeds of the
Private Placement (up to $2,000,000), and conforming the lock-up applicable to our Common Stock to be held by Xechem following the Merger such that 50% may be sold six months following the effective date of the registration of the Common
Stock underlying the securities purchased in the Private Placement, and 50%
twelve months following the effective date of such registration but not later than one year following the effective date. The amendment permits Xechem to transfer its shares in any privately negotiated transaction, provided the purchaser agrees to the terms and restrictions applicable to Xechem, and our consent is obtained.

     During April and May 2004, as contemplated by the Spinoff Agreement, we entered into certain interim financing agreements (the "Bridge Loans") in anticipation of the spinoff. The terms of the Bridge Loans provided us with
$1,100,000 pursuant to 8% convertible promissory notes maturing on October 22,
2004. In addition, we agreed to issue up to 515,430 shares of Common Stock to the Bridge Loan holders, and others. Since we were unable to repay the Bridge
Loans on their maturity date, the Bridge Loan holders had a right to convert their promissory notes into shares of common stock of Xechem. No Bridge Loan holder exercised its conversion right and pursuant to an exempt exchange offer dated October 22, 2004, as amended November 15, 2004 (the "Exchange Offer"), all of the Bridge Loans have either been repaid with the proceeds of the initial closing of the Private Placement or have been converted into new 10% convertible promissory notes ("Replacement Notes") with a December 8, 2005 maturity date, convertible into shares of Common Stock at $1.25 per share in an amount equal to the outstanding principal and interest.

     We are a party to an employment agreement with William Pursley, a director and our Chief Executive Officer and Chairman of the Board, which employment agreement expires on March 31, 2006 (with automatic one-year renewal terms) for an annual base salary of $330,000 and annual increases and bonuses at the discretion of our Board.

     We are a party to an employment agreement with Norman Barton, M.D., Ph.D., our Executive Vice President and Chief Medical Officer, which employment agreement expires on April 26, 2006 (with automatic one-year renewal terms) for an annual base salary of $265,000 and annual increases and bonuses at the discretion of the Board.

     We are a party to an employment agreement with Donald Fallon, our Senior
Vice President, Finance and Administration, Chief Financial Officer and
Secretary, which employment agreement expires March 31, 2006 (with automatic one-year renewal terms) for an annual base salary of $175,000 and annual increases and bonuses at the discretion of the Board. As of March 1, 2005, Mr.
Fallon's annual base salary was increased to $240,000.

     In December 2004, Mr. Pursley, Mr. Fallon and Dr. Barton were issued
1,247,428, 207,905 and 454,792 shares of Common Stock, respectively, under our
Founders' Plan.

     On February 11, 2005, we granted a non-qualified option to Leonard Mudry, a director, to purchase an aggregate of 12,000 shares of Common Stock at $6.25 per share, the closing price per share of our Common Stock on the OTC Bulletin Board on the date of grant. The options become exercisable as to 3,000 shares on each of August 11, 2005, February 11, 2006, February 11, 2007 and February 11, 2008.

     On February 11, 2005, we awarded 5,000 restricted shares of Common Stock to
Leonard Mudry, which restrictions lapse as to all of the shares awarded on
August 11, 2005.

ITEM 13. EXHIBITS

Exhibit
Number      Description
------      -----------
2.1         Certificate of Ownership and Merger of CepTor Corporation into
            CepTor Research and Development Company (incorporated by reference herein to Exhibit 2.1 to the January 2005 8-K)

3.1         Amended and Restated Certificate of Incorporation, dated January 27,
            2005 (incorporated herein by reference to Exhibit 3.1 to the January
            2005 8-K)

3.2         Certificate of Correction to Amended and Restated Certificate of
            Incorporation (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, dated February 10, 2005)

3.3         Amended and Restated By-laws (incorporated herein by reference to
            Exhibit 3.2 to the January 2005 8-K)

4.1*        Form of Common Stock Certificate

4.2         CepTor Agreement, dated March 31, 2004 ("CepTor Agreement"), by and among William Pursley, Xechem and the Company (incorporated herein by reference to Exhibit 4.1 to the 2004 Form 8-K)

4.3         First Amendment to CepTor Agreement effective April 23, 2004, by and among William Pursley, the Company and Xechem (incorporated herein by reference to Exhibit 4.2 to the 2004 8-K)

4.4         Second Amendment to CepTor Agreement, dated December 9, 2004, by and among William Pursley, the Company and Xechem (incorporated by reference to Exhibit 4.3 to the 2004 8-K)

4.6         Form of Unit Warrant (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form SB-2 as filed with the SEC on
            February 11, 2005 ("Form SB-2"))

4.7*        Form of Amended and Restated Convertible Promissory Note

4.9         Form of Subscription Agreement (incorporated herein by reference to
            Exhibit 4.6 to Form SB-2)

10.1        Employment Agreement, dated March 31, 2004, with William H. Pursley
            (incorporated herein by reference to Exhibit 10.1 to Form SB-2)

10.2        Employment Agreement, dated April 26, 2004, with Norman A. Barton,
            M.D., Ph.D. (incorporated herein by reference to Exhibit 10.2 to
            Form SB-2)

10.3        Employment Agreement, dated March 31, 2004, with Donald W. Fallon
            (incorporated herein by reference to Exhibit 10.3 to Form SB-2)

10.5*       Amended and Restated Founders' Plan

10.6        2004 Incentive Stock Plan (incorporated herein by reference to
            Exhibit 10.6 to Form SB-2)

10.7*       Deferred Stock Plan for Non-Employee Directors under the 2004
            Incentive Stock Plan

10.8        Sublease Agreement, dated March 4, 2004, by and between CepTor
            Corporation and Millennium Inorganic Chemicals, Inc. (incorporated herein by reference to Exhibit 10.7 to Form SB-2)

10.9        Exclusive License Agreement, dated September 15, 2004, with JCR
            Pharmaceuticals Company, Ltd. (incorporated herein by reference to
            Exhibit 10.8 to Form SB-2)

10.10       Indemnification Agreement, dated June 1, 2004, with William Pursley
            (incorporated herein by reference to Exhibit 10.9 to Form SB-2)

10.11       Indemnification Agreement, dated June 1, 2004, with Norman W. Barton
            (incorporated herein by reference to Exhibit 10.10 to Form SB-2)

10.12       Indemnification Agreement, dated June 1, 2004, with Donald W. Fallon
            (incorporated herein by reference to Exhibit 10.11 to Form SB-2)

10.13       Indemnification Agreement, dated June 1, 2004, with Leonard Mudry
            (incorporated herein by reference to Exhibit 10.12 to Form SB-2)

14*         Code of Ethics

31.1*       Section 302 Certification of Principal Executive Officer.

31.2*       Section 302 Certification of Principal Financial Officer.

32.1*       Section 906 Certification of Principal Executive Officer.

32.2*       Section 906 Certification of Principal Financial Officer.

--------------
*    Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Our principal accountant for the audit of our annual financial statements for our fiscal year ended December 31, 2003, was WithumSmith+Brown, P.C. Marcum
& Kliegman LLP was appointed our principal accountant for our fiscal year ended
December 31, 2004. The following table shows the fees paid or accrued by us to such accountants during the periods indicated.

Type of Service                 Fiscal 2003             Fiscal 2004
---------------                 -----------             -----------
Audit Fees (1)                    $ 8,100                $ 40,000
Audit-Related Fees (2)                 -                   28,500
Tax Fees (3)                           -                       -
All Other Fees (4)                     -                       -
------------------              -----------             -----------
   Total                          $ 8,100                $ 68,500

(1)  Comprised of the audit of our annual financial statements and reviews of our quarterly financial statements.

(2)  Comprised of services rendered in connection with our capital raising efforts, registration statement and consultations regarding financial accounting and reporting.

(3)  Comprised of services for tax compliance, tax return preparation, tax advice and tax planning.

(4)  Fees related to other filings with the SEC, including consents.

     In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee established policies and procedures under which all audit and non-audit services performed by our principal accountants must be approved in advance by the Audit
Committee. As provided in the Sarbanes-Oxley Act of 2002, all audit and non-audit services to be provided after May 6, 2003 must be pre-approved by the
Audit Committee in accordance with these policies and procedures. Based in part on consideration of the non-audit services provided by Marcum & Kliegman LLP during our 2004 fiscal year, the Audit Committee determined that such non-audit services were compatible with maintaining the independence of Marcum & Kliegman
LLP.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CEPTOR CORPORATION

                                               By: /s/ William H. Pursley
                                                   -----------------------------
                                                   Name: William H. Pursley
                                                   Title: Chairman and Chief
                                                          Executive Officer
                                                   Date: April 15, 2005

                                POWER OF ATTORNEY

     Know all men by these presents, that each person whose signature appears below hereby makes, constitutes and appoints William H. Pursley and Donald W.
Fallon his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form
10-KSB and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                               Date
---------                -----                               ----

/s/ William H.Pursley    Chairman, Chief Executive Officer
----------------------   and Director (Principal Executive   April 15, 2005
William H. Pursley       Officer)

                         Chief Financial Officer, Senior
/s/ Donald W. Fallon     Vice President, Finance and
----------------------   Administration and Secretary        April 15, 2005
Donald W. Fallon         (Principal Accounting and
                         Financial Officer)

/s/ Leonard A. Mudry
----------------------   Director                            April 15, 2005
Leonard A. Mudry

