Form 10QSB
period 2005-03-31
CepTor CORP
filed 2005-05-16
CIK 1231472

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/         QUARTERLY  REPORT  UNDER  SECTION  13 OR  15(d)  OF  THE  SECURITIES
            EXCHANGE OF 1934

                  For the quarterly period ended March 31, 2005

/ /         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________________ to __________________

                       Commission file number: 333-105793

                               CEPTOR CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          Delaware                                       11-2897392
-------------------------------------     --------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)

200 International Circle, Suite 5100
       Hunt Valley, Maryland                                   21030
-------------------------------------     --------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)

Issuer's Telephone Number: (410) 527-9998

            Check whether the issuer (1) filed all reports  required to be filed by  Section  13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes /X/   No / /

            As of May 13,  2005,  there were  11,554,507  shares of the issuer's common equity outstanding.

Transitional  Small Business  Disclosure Format (Check one): Yes / /   No /X/

                                Table of Contents
                                -----------------

                                                                            Page
                                                                            ----
Part 1     FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)....................................1

           Balance Sheets - March 31, 2005 (Unaudited) and December 31, 2004

           Statements of Operations (Unaudited) for the three months ended March
           31, 2005 and 2004 and for the period from August 11, 1986 (date of inception) to March 31, 2005

           Statement of Changes in Stockholders' (Deficiency) Equity (Unaudited)

           Statements of Cash Flows (Unaudited) for the three months
           ended  March 31, 2005 and 2004 and for the period from
           August 11, 1986 (date of inception) to March 31, 2005

           Notes to Unaudited Financial Statements

  Item 2.  Management's Discussion and Analysis or Plan of Operation..........14

  Item 3.  Controls and Procedures............................................16

Part II    OTHER INFORMATION

                                       i

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

                                                         CEPTOR CORPORATION
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                           BALANCE SHEETS

                                                                                                  (unaudited)
                                                                                                 March 31, 2005    December 31, 2004
                                                                                                 --------------    -----------------

                                            ASSETS

Current Assets:
   Cash and cash equivalents                                                                       $  7,407,014        $  1,331,513
   Prepaid expenses                                                                                     152,574             107,729
                                                                                                   ------------        ------------
      Total current assets                                                                            7,559,588           1,439,242

Property and equipment, net                                                                              65,567              60,615
Security deposit                                                                                         18,511              18,511
                                                                                                   ------------        ------------
TOTAL ASSETS                                                                                       $  7,643,666        $  1,518,368
                                                                                                   ============        ============
                             LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current Liabilities:
   Accounts payable                                                                                $    398,955        $     58,266
   Accrued expenses                                                                                     427,150             315,237
   Common stock subject to repurchase under variable shares put right                                   720,875           1,637,325
                                                                                                   ------------        ------------
      Total current liabilities                                                                       1,546,980           2,010,828

Convertible notes                                                                                       279,165              56,821
                                                                                                   ------------        ------------
TOTAL LIABILITIES                                                                                     1,826,145           2,067,649
                                                                                                   ------------        ------------
Commitments and contingencies

Stockholders' (Deficiency) Equity:
   Preferred stock, $0.0001 par value; authorized 20,000,000 shares, issued and outstanding - 467.65 and 145.07 shares of Series A Convertible Preferred
      Stock at March 31, 2005 and December 31, 2004, respectively; liquidation
      preference - $11,691,250 and $3,626,750, respectively                                          11,691,250           3,626,750
   Common stock, $0.0001; authorized 100,000,000 shares, issued and outstanding
      11,486,835, net of 179,322 shares subject to put right and 10,539,161, net of  401,305 shares subject to put right at March 31, 2005 and December 31,
      2004, respectively                                                                                  1,149               1,054
   Subscriptions receivable on common stock                                                                 (77)               (303)
   Deferred compensation                                                                             (1,205,186)           (624,750)
   Additional paid-in capital                                                                        23,554,121          12,294,648
   Treasury stock, 511,650 and 145,070 shares, at March 31, 2005 and December 31,
      2004, respectively, at cost                                                                    (1,279,125)           (362,675)
   Deficit accumulated during the development stage                                                 (26,944,611)        (15,484,005)
                                                                                                   ------------        ------------
      Total stockholders' (deficiency) equity                                                         5,817,521            (549,281)
                                                                                                   ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY                                            $  7,643,666        $  1,518,368
                                                                                                   ============        ============

(See Notes to Condensed Financial Statements)

                                                                  1

                                                 CEPTOR CORPORATION
                                            (A DEVELOPMENT STAGE COMPANY)
                                              STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                                                                     CUMULATIVE
                                                                                                   AUGUST 11, 1986
                                                                                                      (DATE OF
                                                              THREE MONTHS ENDED MARCH 31,          INCEPTION) TO
                                                              ----------------------------            MARCH 31,
                                                                  2005               2004                2005
                                                              ----------         ----------         --------------

DEVELOPMENT STAGE REVENUES                                   $          -        $         -        $     75,349

OPERATING EXPENSES:
   Research and development                                       602,838             72,960           3,178,844
   In-process research and development                                  -          5,034,309           5,034,309
   General and administrative                                     600,650            114,101           1,977,058
   Stock-based compensation to employees and directors             67,595                  -              67,595
   Stock-based compensation pursuant to spinoff agreement               -          2,082,500           2,082,500
   Stock-based compensation to nonemployees                       799,175                  -           3,706,410
   Stock-based litigation settlement expenses                           -                  -             422,000
   Non-cash interest expense                                      222,344                  -           1,323,259
   Interest expense, net of interest income                         3,504              6,803              38,955
                                                             ------------        ------------        ------------
      Total operating expenses                                  2,296,106          7,310,673          17,830,930
                                                             ------------        ------------        ------------

NET LOSS                                                       (2,296,106)        (7,310,673)        (17,755,581)

   Preferred dividends                                         (9,164,500)                 -         (10,100,616)
                                                             ------------        ------------       -------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                    $(11,460,606)       $(7,310,673)       $(27,856,197)
                                                             ============        ============       =============

Basic and diluted loss per common share                      $      (1.02)       $     (1.88)

Weighted-average common shares outstanding                     11,216,448          3,898,213

(See Notes to Condensed Financial Statements)

                                                          2

                                                         CEPTOR CORPORATION
                                                    (A DEVELOPMENT STAGE COMPANY)
                                      STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY
                                                            (Unaudited)

                                                              PREFERRED STOCK            COMMON STOCK         SUBSCRIP-   DEFERRED
                                                            --------------------   -----------------------      TION       COMPEN-
                                                             SHARES      AMOUNT      SHARES        AMOUNT    RECEIVABLE    SATION
                                                            ---------   --------   ----------    ---------  ------------ -----------

BALANCE, JANUARY 1, 2005                                    145.07   $ 3,626,750   10,539,161   $    1,054   $    (303)  $ (624,750)

   Preferred stock and warrants issued pursuant to
      units sold on January 5, 2005 in a private
      placement ($25,000)                                    48.35     1,208,750
   Deemed dividend of beneficial conversion feature  of
      units sold January 5, 2005 in private placement
   Acquisition January 5, 2005 of treasury stock under
      put right ($2.50)
   Preferred stock and warrants issued pursuant to units
      sold on January 18, 2005 in a private placement
      ($25,000)                                              76.25     1,906,250
   Deemed dividend of beneficial conversion feature of
      units sold January 18, 2005 in private placement
   Acquisition January 18, 2005 of treasury stock under
      put right ($2.50)
   Common stock issued January 2005 in connection with
      payment of legal fees ($3.04)                                                    23,000            2
   Common stock issued January 2005 pursuant to amendment
      of placement agent agreement ($2.50)                                            150,000           15
   Common stock issued January 2005  to advisors for past
      services ($6.25)                                                                  7,500            1
   Preferred Stock and warrants issued pursuant to units
      sold February 3, 2005 in a private placement
      ($25,000)                                             224.48     5,612,000
   Deemed dividend of beneficial conversion feature of
      units sold February 3, 2005 in private placement
   Acquisition February 3, 2005 of treasury stock under
      put right ($2.50)
   Preferred stock and warrants issued pursuant to units
      sold on February 11, 2005 in a private placement
      ($25,000)                                              17.50       437,500
   Deemed dividend of beneficial conversion feature of
      units sold February 11, 2005 in private placement
   Acquisition February 11, 2005 of treasury stock under
      put right ($2.50)

                                                                  3A

                                                                                                    DEFICIT
                                                                                                  ACCUMULATED        TOTAL
                                                           ADDITIONAL       TREASURY STOCK        DURING THE     STOCKHOLDERS'
                                                            PAID-IN      --------------------     DEVELOPMENT    (DEFICIENCY)
                                                            CAPITAL       SHARES      AMOUNT         STAGE          EQUITY
                                                         ------------- ----------- ------------ --------------- ----------------
BALANCE, JANUARY 1, 2005                                 $ 12,294,648    145,070   $ (362,675)   $(15,484,005)  $   (549,281)

   Preferred stock and warrants issued pursuant to
      units sold on January 5, 2005 in a private
      placement ($25,000)                                    (159,359)                                             1,049,391
   Deemed dividend of beneficial conversion feature  of
      units sold January 5, 2005 in private placement       1,208,750                              (1,208,750)             -
   Acquisition January 5, 2005 of treasury stock under
      put right ($2.50)                                                   48,350     (120,875)                      (120,875)
   Preferred stock and warrants issued pursuant to units
      sold on January 18, 2005 in a private placement
      ($25,000)                                              (252,624)                                             1,653,626
   Deemed dividend of beneficial conversion feature of
      units sold January 18, 2005 in private placement      1,906,250                              (1,906,250)             -
   Acquisition January 18, 2005 of treasury stock under
      put right ($2.50)                                                   76,250     (190,625)                      (190,625)
   Common stock issued January 2005 in connection with
      payment of legal fees ($3.04)                            69,998                                                 70,000
   Common stock issued January 2005 pursuant to amendment
      of placement agent agreement ($2.50)                        (15)                                                     -
   Common stock issued January 2005  to advisors for past
      services ($6.25)                                         46,874                                                 46,875
   Preferred Stock and warrants issued pursuant to units
      sold February 3, 2005 in a private placement
      ($25,000)                                              (851,447)                                             4,760,553
   Deemed dividend of beneficial conversion feature of
      units sold February 3, 2005 in private placement      5,612,000                              (5,612,000)             -
   Acquisition February 3, 2005 of treasury stock under
      put right ($2.50)                                                  224,480     (561,200)                      (561,200)
   Preferred stock and warrants issued pursuant to units
      sold on February 11, 2005 in a private placement
      ($25,000)                                              (181,408)                                               256,092
   Deemed dividend of beneficial conversion feature of
      units sold February 11, 2005 in private placement       437,500                                (437,500)
   Acquisition February 11, 2005 of treasury stock under
      put right ($2.50)                                                   17,500      (43,750)                       (43,750)

                                                                  3B

                                                         CEPTOR CORPORATION
                                                    (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY (CONTINUED)
                                                            (Unaudited)

                                                              PREFERRED STOCK            COMMON STOCK         SUBSCRIP-   DEFERRED
                                                            --------------------   -----------------------      TION       COMPEN-
                                                             SHARES      AMOUNT      SHARES        AMOUNT    RECEIVABLE    SATION
                                                            ---------   --------   ----------   ---------  ------------  -----------
   Common stock issued February 2005 pursuant
      to cashless exercise of option ($3.05)                                          100,191          10
   Common stock issued March 2005 upon
      conversion of preferred shares ($2.50)                 (44.00)   (1,100,000)    440,000          44
   Reverse common stock subject to repurchase
      under variable shares put right at December
      31, 2005                                                                        401,305          40
   Common stock subject to repurchase under
      variable shares put right at March 31, 2005                                    (179,322)        (18)
   Payments received for common stock issued
      December 2004 pursuant to exercise of
      options granted under spinoff agreement                                                                     226
   Common stock issued March 2005 pursuant to
      exercise of warrants ($1.25)                                                      5,000           1
   Stock option-based compensation for investor
      relation services rendered                                                                                           (439,900)
   Stock option-based compensation for
      employees and directors                                                                                              (362,831)
   Fair value adjustment of stock options previously
      granted to non-employees                                                                                             (597,600)
   Amortization of deferred compensation                                                                                    819,895
   Net loss

                                                            --------- ----------   ----------   ---------  ------------ ------------
BALANCE, MARCH 31, 2005                                      467.65   $11,691,250  11,486,835   $   1,149  $      (77)  $(1,205,186)
                                                            ========= ==========   ==========   =========  ============ ============

(See Notes to Condensed Financial Statements)

                                                                  4A

                                                                                                    DEFICIT
                                                                                                  ACCUMULATED        TOTAL
                                                           ADDITIONAL       TREASURY STOCK        DURING THE     STOCKHOLDERS'
                                                            PAID-IN      --------------------     DEVELOPMENT    (DEFICIENCY)
                                                            CAPITAL       SHARES      AMOUNT         STAGE          EQUITY
                                                         ------------- ----------- ------------ --------------- ---------------

   Common stock issued February 2005 pursuant
      to cashless exercise of option ($3.05)                      (10)                                                     -
   Common stock issued March 2005 upon
      conversion of preferred shares ($2.50)                1,099,956                                                      -
   Reverse common stock subject to repurchase
      under variable shares put right at December
      31, 2005                                              1,637,285                                              1,637,325
   Common stock subject to repurchase under
      variable shares put right at March 31, 2005            (720,857)                                              (720,875)
   Payments received for common stock issued
      December 2004 pursuant to exercise of
      options granted under spinoff agreement                                                                            226
   Common stock issued March 2005 pursuant to
      exercise of warrants ($1.25)                              6,249                                                  6,250
   Stock option-based compensation for investor
      relation services rendered                              439,900                                                      -
   Stock option-based compensation for
      employees and directors                                 362,831                                                      -
   Fair value adjustment of stock options previously
      granted to non-employees                                                                                      (597,600)
   Amortization of deferred compensation                                                                             819,895
   Net loss                                                                                        (2,296,106)    (2,296,106)

                                                          ------------   ------- -------------  --------------   ------------
BALANCE, MARCH 31, 2005                                   $22,956,521    511,650 $ (1,279,125)  $ (26,944,611)   $ 5,817,521
                                                          ============   ======= =============  ==============   ============

(See Notes to Condensed Financial Statements)

                                                                  4B

                                                        CEPTOR CORPORATION
                                                  (A DEVELOPMENT STAGE COMPANY)
                                                     STATEMENTS OF CASH FLOWS
                                                            (Unaudited)

                                                                                                                   CUMULATIVE
                                                                                                                 AUGUST 11, 1986
                                                                                                                    (DATE OF
                                                                                 THREE MONTHS ENDED MARCH 31,      INCEPTION)TO
                                                                                 ----------------------------        March 31,
                                                                                    2005            2004               2005
                                                                                 ------------    ------------    ---------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                                         $(2,296,106)    $(7,310,673)     $(17,755,581)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization                                                      4,097             667            17,380
    Write-off of in-process research and development                                       -       5,034,309         5,034,309
    Charge for stock option issued pursuant to spinoff agreement                           -       2,082,500         2,082,500
    Stock-based compensation to employees and directors                               67,595               -            67,595
    Stock-based compensation to nonemployees                                         799,175               -         3,711,606
    Stock-based component of litigation settlement                                         -               -           422,000
    Non-cash interest expense                                                        222,344               -         1,540,919
    Changes in assets and liabilities:
       Paid expenses                                                                 (44,845)         (5,478)         (152,574)
       Other assets                                                                        -         (18,511)          (18,511)
       Accounts payable and accrued expenses                                         522,602          63,899           919,763
                                                                                 -----------     -----------      ------------
       Net cash used in operating activities                                        (725,138)       (153,287)       (4,130,594)
                                                                                 -----------     -----------      ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment                                                   (9,049)        (31,253)          (82,947)
                                                                                 -----------     -----------      ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuances of common stock                                                6,250               -         1,136,502
Collection of subscriptions receivable                                                   226               -               226
Net proceeds from issuances of preferred stock                                     7,719,662               -        10,523,902
Acquisition of treasury stock under put right                                       (916,450)              -        (1,279,125)
Distribution to shareholders                                                               -               -            (4,260)
Capital contributed by Xechem International, Inc.                                          -         300,310           350,310
Proceeds from issuance of bridge loans                                                     -               -         1,375,000
Debt issue costs                                                                           -               -          (132,000)
Principal payments on bridge loans                                                         -               -          (350,000)
                                                                                 -----------     -----------      ------------
       Net cash provided by financing activities                                   6,809,688         300,310        11,620,555
                                                                                 -----------     -----------      ------------
Net increase in cash and cash equivalents                                          6,075,501         115,770         7,407,014

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                               1,331,513          68,374
                                                                                 -----------     -----------      ------------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                   $ 7,407,014     $   184,144      $  7,407,014
                                                                                 ===========     ===========      ============

(See Notes to Condensed Financial Statements)

                                                                                                                   CUMULATIVE
                                                                                                                 AUGUST 11, 1986
                                                                                                                    (DATE OF
                                                                                 THREE MONTHS ENDED MARCH 31,      INCEPTION)TO
                                                                                 ----------------------------        MARCH 31,
                                                                                    2005            2004               2005
                                                                                 ------------    ------------    ---------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Deemed dividend of the beneficial conversion feature of
      units sold in private placement                                            $ 9,164,500     $         -      $ 10,100,616
    Issuance of 440,000 shares of common stock upon
      conversion of preferred shares                                               1,100,000                         1,100,000
    Remaining obligation to repurchase 179,322 shares of
      common pursuant to put right                                                   720,875               -           720,875
    Issuance of 23,000 shares of common stock in payment of
      accrued legal fees                                                              70,000               -            70,000
    Issuance of 36,000 shares of common stock as debt
      issuance costs                                                                       -               -            90,000
    Issuance of 451,597 shares of common stock to bridge
      loan investors and placement agent                                                   -               -           550,000
    Issuance of 167,610 shares upon conversion of convertible
      notes                                                                                -               -           209,512
    Issuance of convertible notes in exchange for bridge loans
      and long-term debt plus accrued interest                                             -               -         1,111,240

(See Notes to Condensed Financial Statements)

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

The Company is a development  stage  enterprise  which has a limited  history of operations and has not generated any material revenues since its inception.  The
Company  has  received  a  limited   amount  of  funding   through   grants  and
collaborative  research efforts in connection with developing its products.  The
Company does not have any products that are approved for commercial distribution at the present time. As a development stage  enterprise,  the Company is subject to all of the risks and uncertainties  that are associated with developing a new business.

MERGER OF XECHEM INTERNATIONAL, INC. AND CEPTOR CORPORATION
On January 27, 2004, the former  shareholders of the Company  received shares of preferred stock of Xechem International,  Inc. ("Xechem") in connection with the merger of the Company into a  wholly-owned  subsidiary of Xechem.  For financial reporting  purposes,  the effective date of the merger was designated January 1,
2004.  The  results of  operations  from  January 1 to January 27, 2004 were not significant.  The merger was accomplished  through a reverse  triangular  merger whereby  Ceptor  Acquisition,  Inc., a  wholly-owned  subsidiary of Xechem,  was merged into the Company and the Company was the surviving entity.

Following the  acquisition  of the Company by Xechem,  the board of directors of
Xechem determined that Xechem lacked the resources to fully fund the development and regulatory approval of the Company's  technology.  As a result, the board of directors  of Xechem  determined  that it was in the best  interest  of Xechem's stockholders  to effect a spin-off of the Company  from  Xechem,  providing  the
Company  with an  independent  platform  to obtain  financing  and  develop  its technology.  As a result the Company, Xechem, and William Pursley,  Chairman and
CEO of the Company, entered into an agreement dated March 31, 2004, amended July
23, 2004 and November 17, 2004,  (the "Spinoff  Agreement"),  to provide for the separation of the Company from Xechem.  The Spinoff  Agreement  provided for the
Company's  separation from Xechem under a transaction  structured to include (i)
the  Company's  redemption  of a portion of its shares held by Xechem out of the proceeds of future  financing under the Redemption  Obligation  described below,
(ii) the issuance and  allocation  of  additional  shares of common stock to Mr.
Pursley under the Founders' Plan described below and (iii) the Company's reverse merger into a public shell.  The spin-off of the Company from Xechem  concurrent with Mr. Pursley's exercise of his stock option and the Company's reverse merger into Medallion was completed on December 8, 2004.

MERGER OF MEDALLION CREST MANAGEMENT, INC. AND CEPTOR CORPORATION
Medallion Crest Management,  Inc., a Florida corporation  ("Medallion") acquired all of the common  stock of the Company on December  8, 2004.  Medallion  was an
inactive  public shell at the time of  acquisition.  The Company's  shareholders prior to the merger  became the majority  shareholders  of  Medallion  after the merger; accordingly the transaction was accounted for as a recapitalization. The accompanying  financial  statements  preceding the date of the acquisition  have been retroactively restated to give effect to this transaction.

NOTE 2 - LIQUIDITY AND FINANCIAL CONDITION

The Company's net loss for the three-month  period ended March 31, 2005 amounted to $2,296,106,  which includes $1,089,114 of non-cash special charges associated with the Company's  issuance of stock-based  compensation and non-cash  interest expense.  The  Company  used  net  cash  flows in its  operating  activities  of
$725,138.  The  Company's  development  stage  accumulated  deficit  amounts  to
$26,944,611 at March 31, 2005. The Company expects to continue  incurring losses for the foreseeable  future due to the inherent  uncertainty  that is related to establishing the commercial feasibility of pharmaceutical  products. The Company will require  substantial  additional  funding to support the development of its proposed  products and fund its  operations  while it  continues  its efforts to execute its business plan but estimates that it will have  sufficient  liquidity to sustain operations through December 31, 2005.

The Company's  working  capital at March 31, 2005 amounts to  $6,012,608,  which includes the obligation  under the variable  shares put right,  which is payable only out of proceeds from any  subsequent  financings,  as further  described in
Note 6. During the three-month period ended March 31, 2005, the Company received net proceeds of $6,809,688 from financing  activities,  including (i) $7,719,662
(gross  proceeds  of  $9,164,500  net  of  transaction   expenses  amounting  to
$1,444,838) from the sale of preferred stock and common stock purchase  warrants
("Units") in a private placement  transaction (see Note 9), (ii) $6,250 from the exercise of warrants,  and (iii) $226 from subscriptions  receivable pursuant to the restricted shares issued under the Company's  Founders' Plan during December
2004.  From the net proceeds of the sale of the Units,  the Company  repurchased
$916,450  of shares of its common  stock,  par value  $.0001 per share,  held by
Xechem  pursuant  to the terms of a  redemption  obligation  (see  Note 6).  The
Company is continuing  to seek  additional  capital  through  equity  offerings, collaborative  partnerships,  joint ventures and strategic alliances both within the United States and abroad in an effort to accelerate  the  development of its proposed  products.  There are  currently no firm  commitments  in place for new capital nor has the Company identified any prospective joint venture partners or participants  with  which  it  could  enter  into  any  new  strategic  alliance arrangement.

Over the next twelve months, the Company's primary efforts will be on moving its lead product,  Myodur,  into phase I/II clinical trials for Duchenne's  muscular dystrophy. The Company plans to use its available cash resources to continue the pre-clinical  development  of its  technologies,  which  primarily  includes the manufacture of Myodur,  conducting  pre-clinical  tests and toxicology  studies, compiling,  drafting and  submitting  an  investigational  new drug  application
("IND") for Myodur,  and initiating phase I/II human clinical trials, if allowed by the Food and Drug Administration ("FDA"). As resources allow, the Company may also fund other working capital needs. The Company presently expects to file its
IND for Myodur in 2005, and initiate human clinical trials for Myodur during the quarter ending March 31, 2006.

The Company  expects to incur  significant  expenditures  during the next twelve months  for the cost to  manufacture  the  Company's  product  Myodur for use in clinical and other  testing.  The Company does not have,  and does not intend to establish, its own manufacturing facilities to produce its product candidates in the near or mid-term.  The Company plans to outsource the  manufacturing  of its proposed products to contract  manufacturers.  Following placement of an initial purchase  order for its proposed for product in 2004,  the Company  learned that the quantity and delivery time of clinical  materials  required  would cause the manufacturing costs of its proposed product to exceed its initial estimates.  As a result of  discussions  with its contract  manufacturer  occurring  during the latter  part of the  first  quarter  of 2005,  the  Company  has  increased  its anticipated  capital  requirements that will need to be devoted to manufacturing of its  proposed  product.  On April  18,  2005,  the  Company  entered  into an exclusive  manufacture  and supply  agreement with Bachem AG ("Bachem")  whereby
Bachem is entitled to receive royalty payments in the amount of the lesser of 5%
of "net sales" (as defined in the agreement) or $10 million,  $15 million or $25 million in the first,  second and third (and thereafter) years of the agreement, respectively.

Further,  if the Company receives regulatory approval for any of its products in the United  States or  elsewhere,  it will  incur  substantial  expenditures  to develop  manufacturing,  sales, and marketing capabilities and/or to subcontract or joint venture these  activities  with others.  There can be no assurance that the Company will ever  recognize  revenue or profit from any such  products.  In
addition,   the  Company  may  encounter   unanticipated   problems,   including
developmental,  regulatory,  manufacturing,  or marketing difficulties,  some of which may be beyond its ability to resolve. The Company may lack the capacity to produce its  products  in-house and there can be no  assurances  that it will be able to locate or retain suitable contract manufacturers or be able to have them produce products at satisfactory prices.

There can be no assurance that management's plans to obtain additional financing to fund operations will be successful or that the successful  implementation  of the business plan will actually improve the Company's operating results.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The Company is a  development  stage  enterprise.  Accordingly,  the Company has included its  cumulative  statements of operations and cash flows for the period of August 11,  1986 (date of  inception)  to March 31, 2005 in  accordance  with
Statement of Financial  Accounting  Standards  ("SFAS")  No. 7  "Accounting  and
Reporting by Development Stage Enterprises."

The  Company's  net loss  available  to common  shareholders  as reported in its statement of operations for the period of August 11, 1986 (date of inception) to
March 31,  2005 is  $27,856,197  whereas  the  deficit  accumulated  during  its development  stage  as  reported  on its  balance  sheet at  March  31,  2005 is
$26,944,611.  The  difference is a result of the  acquisition  of the Company by
Xechem and the  restatement of its assets and  liabilities to fair value,  which resulted  in the  Company's  accumulated  deficit,  net of  distributions,  from inception through December 31, 2003 (the date of merger for financial  reporting purposes) being  reclassified  to additional  paid-in  capital,  net of a deemed dividend to the preferred shareholders.

ACCOUNTING FOR STOCK BASED COMPENSATION
As permitted  under SFAS No. 148  "Accounting  for  Stock-Based  Compensation  -
Transition  and  Disclosure,"   which  amended  SFAS  No.  123  "Accounting  for
Stock-Based  Compensation,"  the Company has elected to use the intrinsic  value method of accounting for its stock-based compensation arrangements as defined by
Accounting  Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued
to  Employees,"  and  related  interpretations  including  Financial  Accounting
Standards  Board  ("FASB")   Interpretation   No.  44  "Accounting  for  Certain
Transactions Involving Stock Compensation," an interpretation of APB No. 25.

The cost of stock-based compensation awards issued to non-employees for services are  recorded  at  either  the fair  value of the  services  rendered  or of the instruments  issued in exchange  for such  services,  whichever  is more readily determinable,  using the  measurement  date  guidelines  enumerated  in Emerging
Issues Task Force ("EITF") Issue No. 96-18,  "Accounting for Equity  Instruments
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

                                                             For the Three-Month Period Ended
                                                             --------------------------------
                                                                        March 31,
                                                                        ---------
                                                                  2005             2004
                                                                  ----             ----

Net loss available to common stockholders                    $(11,460,606)   $  (7,310,673)
Adjust: Stock-based employee compensation
         determined under the fair value method                   (11,143)      (5,497,358)

                                                             ------------    -------------
            Pro forma net loss                               $(11,471,749)   $ (12,808,031)
                                                             ============    =============

Net loss per share available to common stockholders:
            Basic and diluted, as reported                   $      (1.02)   $       (1.88)
            Basic and diluted, pro forma                            (1.02)           (3.29)

The pro forma amounts that are disclosed in accordance with SFAS No. 123 reflect the  portion  of the  estimated  fair value of awards  that were  earned for the three-month period ended March 31, 2005.

ACCOUNTING FOR WARRANTS ISSUED IN CONNECTION WITH SALE OF UNITS
The Company  accounts for the issuance of common stock purchase  warrants issued in connection  with sales of its Units in accordance with the provisions of EITF
Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and
Potentially  Settled in, a Company's Own Stock." Based on the provisions of EITF
Issue No. 00-19, the Company classifies as equity any contracts that (i) require physical  settlement or net-share  settlement or (ii) gives the company a choice of net-cash  settlement or settlement in its own shares (physical  settlement or net-share  settlement).  The Company  classifies  as assets or  liabilities  any contracts  that (i) require  net-cash  settlement  (including a  requirement  to net-cash settle the contract if an event occurs and if that event is outside the control  of the  Company)  or (ii) give the  counterparty  a choice of  net-cash
settlement   or  settlement   in  shares   (physical   settlement  or  net-share
settlement).

NET (LOSS) PER SHARE
Net loss per share is presented  under SFAS No. 128  "Earnings Per Share." Under
SFAS No. 128,  basic net loss per share is  computed  by  dividing  net loss per share available to common  stockholders by the weighted average shares of common stock  outstanding for the period and excludes any potential  dilution.  Diluted earnings  per share  reflect the  potential  dilution  that would occur upon the exercise  or  conversion  of all  dilutive  securities  into common  stock.  The computation  of loss per share for the  three-month  period ended March 31, 2005 excludes  potentially  dilutive  securities  because  their  inclusion  would be anti-dilutive.

Shares of common stock  issuable upon the  conversion or exercise of potentially dilutive securities at March 31, 2005 are as follows:

       Series A Preferred Stock             4,676,500
       Warrants                             4,239,900
       Options                                607,695
       Convertible Notes                      743,517
                                           ----------
       TOTAL                               10,267,612
                                           ==========

There were no potentially dilutive securities outstanding during the three-month period ended March 31, 2004.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In January  2003,  the FASB  issued  Interpretation  No. 46,  "Consolidation  of
Variable  Interest  Entities"  ("FIN 46").  This  interpretation  of  Accounting
Research Bulletin ("ARB") No. 51, "Consolidated  Financial Statements," provides guidance for  identifying a controlling  interest in a variable  interest entity
("VIE")  established by means other than voting  interest.  FIN 46 also required consolidation of a VIE by an enterprise that holds such controlling interest. In
December  2003,  the FASB  completed  its  deliberations  regarding the proposed modifications to FIN 46 and issued Interpretation Number 46R,  "Consolidation of
Variable  Interest  Entities - an  Interpretation  of ARB 51" ("FIN  46R").  The
decisions  reached  included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46R is required in  financial  statements  of public  entities  that have interests  in VIEs or potential  VIEs  commonly  referred to as  special-purpose entities for periods ending after December 15, 2003. Application by public small business  issuers'  entities is  required  in all  interim and annual  financial statements for periods ending after December 15, 2004.

The  adoption  of this  pronouncement  did not have an effect  on the  Company's financial statements.

In December  2004,  the FASB issued SFAS No. 123R,  "Share Based  Payment." This statement is a revision of SFAS Statement No. 123,  "Accounting  for Stock-Based
Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to
Employees," and its related implementation guidance. SFAS No. 123R addresses all forms of share based  payment  ("SBP")  awards  including  shares  issued  under employee  stock  purchase  plans,  stock  options,  restricted  stock  and stock appreciation  rights. Under SFAS No. 123R, SBP awards result in a cost that will be  measured at fair value on the awards'  grant  date,  based on the  estimated number  of  awards  that are  expected  to vest and will  result  in a charge to operations for stock-based  compensation expense. SFAS No. 123R is effective for public  entities that file as small business  issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

The  Company is  currently  in the  process of  evaluating  the effect  that the adoption of this pronouncement will have on its financial statements.

In  December  2004,  the FASB issued SFAS No.  153,  "Exchanges  of  Nonmonetary
Assets."  SFAS No. 153 amends APB Opinion No. 29 to eliminate  the exception for nonmonetary  exchanges  of  similar  productive  assets and  replaces  it with a general  exception  for  exchanges  of  nonmonetary  assets  that  do  not  have commercial  substance.  A nonmonetary  exchange has commercial  substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The  provisions of SFAS No. 153 are effective for  nonmonetary asset  exchanges  occurring  in fiscal  periods  beginning  after June 15, 2005.
Earlier  application is permitted for nonmonetary  asset exchanges  occurring in fiscal periods beginning after December 16, 2004. The provisions of SFAS No. 153 should be applied prospectively.

The  adoption  of this  pronouncement  did not have an effect  on the  Company's financial statements.

In EITF Issue No. 04-8, "The Effect of Contingently  Convertible  Instruments on
Diluted  Earnings  Per Share," the EITF  reached a consensus  that  contingently convertible  instruments,  such as contingently  convertible debt,  contingently convertible  preferred  stock,  and other such securities  should be included in diluted earnings per share (if dilutive)  regardless of whether the market price trigger has been met. The consensus is effective for  reporting  periods  ending after December 15, 2004.

The  Company's  adoption  of this  pronouncement  did not have an  effect on the
Company's financial statements.

NOTE 4 - PREPAID EXPENSES

Prepaid expenses  principally  consist of unamortized  premiums paid to carriers for  insurance  policies  including  approximately  $73,000  at March 31,  2005, specifically relating to directors and officers' liability insurance.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses at March 31, 2005, are as follows:

        Financial investor relations fees                 $  377,778
        Research expenses                                     21,703
        Interest on convertible notes                         27,669
                                                          ----------
        Total                                             $  427,150
                                                          ==========

In  connection  with the sale of Units in a private  placement,  pursuant to the placement agent agreement, the Company had agreed to spend up to 3% of the gross proceeds  from  its  private  placement  on  financial  and  investor  relations activities,  all of which was accrued and charged to additional  paid-in capital upon each closing of the private placement.

NOTE 6 - COMMON STOCK SUBJECT TO REPURCHASE UNDER REDEMPTION OBLIGATION

On January 27, 2004, the former  shareholders of the Company  received shares of preferred  stock of Xechem in  connection  with the merger of the Company into a wholly-owned  subsidiary of Xechem.  Following the acquisition of the Company by
Xechem,  the board of  directors  of Xechem  determined  that Xechem  lacked the resources to fully fund the development and regulatory  approval  process of the
Company's  technology.  As a result, the board of directors of Xechem determined that it was in the best interest of Xechem's  stockholders  to effect a spin-off of the Company from Xechem,  providing the Company with an independent  platform to obtain  financing  and  develop its  technology.  As a result,  the  Company,
Xechem,  and William Pursley,  Chairman and CEO of the Company,  entered into an agreement  dated March 31, 2004, as amended July 23, 2004 and November 17, 2004,
(the  "Spinoff  Agreement"),  to provide for the  separation of the Company from
Xechem.

The Spinoff  Agreement,  as amended,  provides for the Company to redeem, out of the proceeds of future  financing  transactions,  an aggregate of  $2,000,000 of shares  of  common  stock  of  the  Company  held  by  Xechem  (the  "Redemption
Obligation"). Pursuant to the terms of the Redemption Obligation, the Company is obligated  to use the  first  25%  (adjusted  to 10% of the  proceeds  from  the
Company's private placement initiated in December 2004 and concluded in February
2005) of the gross proceeds received in such financing transactions to redeem an equivalent  number of shares of common stock held by Xechem,  that is derived by dividing  such proceeds by the price per share of common stock of the Company at which such  financing  transaction  is  consummated.  If there is any  remaining
Redemption  Obligation on March 31, 2006,  Xechem will have the right to put the remaining  portion of the shares  held for sale back to the Company at $2.50 per share to cover any deficiency.

Through March 31, 2005, the Company  redeemed 511,650 shares of its common stock for  $1,279,125,  which  represents  10% of the gross  proceeds that the Company received from the sale of Units in the private placement  transactions that were initiated in December  2004 and  completed in February  2005. At March 31, 2005,
the  remaining  Redemption   Obligation  of  $720,875  is  estimated  to  redeem
approximately 179,322 shares of the Company's common stock held by Xechem, based on the fair value of the  Company's  common stock on March 31, 2005 of $4.02 per share.  In accordance  with EITF Issue No.  00-19,  "Accounting  for  Derivative
Financial  Instruments  Indexed To, and Potentially  Settled In, a Company's Own
Stock," the Company classified the remaining Redemption  Obligation as a current liability  in the  accompanying  balance  sheet,  since the Company  anticipates repurchasing the remaining amount of common stock from Xechem out of proceeds of various financings anticipated during the next twelve months.

The  Company  accounted  for its  redemptions  of the  aforementioned  shares as treasury stock transactions, at cost.

NOTE 7 - CONVERTIBLE NOTES

Pursuant to an offer dated October 22, 2004 as amended  November 15, 2004,  made to the debt  holders  of the  Company,  the  Company  issued  $1,111,240  of its convertible  notes due December 8, 2005 which are convertible into shares of the
Company's  common stock at $1.25 per share in amounts  equal to the  outstanding principal under the notes  cancelled,  plus accrued  interest at 10% through the date of  conversion  (the  "Convertible  Notes").  Since  the fair  value of the
Company's  common stock on the date of exchange was $2.50 per share, the Company recorded an original  issuance  discount  equal to the principal  balance of the notes,  which  represents  the  intrinsic  value of this  beneficial  conversion feature.  The  intrinsic  value of the  beneficial  conversion  feature is being amortized as interest  expense over the term of the  Convertible  Notes  through
December  8, 2005.  During the  three-month  period  ended March 31,  2005,  the
Company amortized  $222,344 of the intrinsic value of the beneficial  conversion feature  which is  included  in non-cash  interest  expense in the  accompanying statement of operations.

Subsequent  to March 31, 2005,  the Company  renegotiated  certain  terms of the
Convertible  Notes to extend the maturity  date until July 3, 2006.  In exchange the Company  increased the contractual  interest rate on the Convertible  Notes, effective on the original  maturity  date  (December 8, 2005) to 12% and reduced the conversion  rate to $0.75 from $1.25 per share.  In addition,  the Company's right to call the Convertible Notes was eliminated.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

MANUFACTURING AND SUPPLY AGREEMENT
The Company  agreed to purchase its clinical  materials  from Bachem through the end of 2005 pursuant to a manufacturing arrangement entered into during the year ended  December 31,  2004,  and an exclusive  manufacture  and supply  agreement entered into April 18, 2005. The Company intends to use these clinical materials to conduct  pre-clinical  studies,  toxicology  tests and initial human clinical trials during the next twelve months. The estimated cost of producing all of the materials  that the  Company  will  require  under the  manufacture  and  supply agreement is approximately $6,000,000. The agreement also provides for Bachem to receive  royalty  payments  in the amount of the lesser of 5% of "net sales" (as defined in the  agreement)  or $10 million,  $15 million or $25 million,  in the first,  second and third (and thereafter) years of the agreement,  respectively.
During  2004,  the  Company  made two  non-refundable  payments to Bachem in the aggregate of approximately $811,300, to fund the production of certain compounds for initial  pre-clinical and toxicology  studies that are required steps in the
Company's  drug  validation  process.  The Company  charged  the  aforementioned payments to research and development expenses during the year ended December 31,
2004.

NOTE 9 - EQUITY TRANSACTIONS

During the  three-month  period ended March 31, 2005, the Company has issued the following unregistered securities.

PRIVATE PLACEMENT
On January 5, 2005 and January 18, 2005 the Company  held  closings  pursuant to the terms of a Confidential Private Placement Memorandum dated October 22, 2004, as supplemented  November 16, 2004 and received gross proceeds of $1,208,750 and
$1,906,250,  respectively,  from the sale of 48.35 and 76.25 Units to 75, and 34 investors,  respectively.  On January 31, 2005 and  February 3, 2005 the Company
held  additional  closings under the Private  Placement and sold an aggregate of
224.48 Units to 86 investors and received gross  proceeds of $5,612,000,  and on
February 11, 2005 sold 17.50 Units to 4 investors and received gross proceeds of
$437,500.  Each Unit  consists  of one share of Series A  Preferred  Stock and a three-year  warrant to purchase common stock, par value $0.0001 per share of the

Company  ("Common  Stock") at $2.50 per share.  Each share of Series A Preferred
Stock is  convertible  into  10,000  shares  of Common  Stock  and each  warrant entitles the holder to purchase 5,000 shares of Common Stock.

The Company issued  warrants to purchase  1,832,900  shares of common stock as a component of the Unit. The Company determined that the 366.58 shares of Series A
Preferred  Stock issued during the quarter ended March 31, 2005, was issued with an  effective  beneficial  conversion  feature  for  which  it  recorded  deemed dividends of $9,164,500 based upon an allocation of the proceeds to the relative fair  values of the  Series A  Preferred  Stock and the  warrants.  The  Company calculated the fair value of the warrants using an option pricing model.

Pursuant to the placement agent agreement,  the Company issued 150,000 shares of common stock and  warrants to purchase up to an  aggregate of 366,580  shares of common stock to the  placement  agent in connection  with the private  placement transactions  closed  during the quarter  ended  March 31,  2005.  Each  warrant entitles the  placement  agent  purchase  the stated  number of shares of common stock at an  exercise  price of $1.25 per share and will expire five years after its issue date.

The Company  accounts for the issuance of common stock purchase  warrants issued in connection  with sales of its Units in accordance with the provisions of EITF
Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and
Potentially Settled in, a Company's Own Stock".

The Company issued the  aforementioned  warrants with registration  rights which provide, among other things, that the Company will file a registration statement under the  Securities  Act on or  before a date  which is sixty  days  after the closing time. In the event that such  registration  statement is not filed on or before a date that is 180 days after the closing  time,  the Company is required to issue additional  shares of common stock at the rate of 2% per month for each month  the  registration  statement  is  not  filed.  Substantially  all  of the
Company's  warrants are  exercisable by the holders at any time  irrespective of whether the registration statement has been declared effective. In addition, the
Company is not (and never is) precluded from  delivering  unregistered  stock to any warrant  holder who elects to exercise  their warrants in the event that the
Company's  registration statement with respect to the stock issuable pursuant to such warrants has not been declared effective.

Since the Company (i) is not precluded from issuing  unregistered  shares in the event of its failure to cause a registration statement to be declared effective,
(ii) is  permitted  to net share  settle its  warrants  by issuing  unregistered shares,  and (iii) has met all of the other  criteria for equity  classification
under  EITF  Issue  No.  00-19,   it  has  classified  its  warrants  as  equity
instruments.

COMMON STOCK ISSUED UPON CONVERSION OF SERIES A PREFERRED STOCK
During the quarter  ended March 31,  2005,  440,000  shares of common stock were issued upon conversion of 44 shares of Series A Preferred Stock.

ISSUANCES OF WARRANTS
On March 16,  2005,  as a result of an  amendment  to the private  placement  to increase the maximum  offering  amount to $12.0 million from $6.0  million,  the
Company granted the original  shareholders of Medallion Crest  Management,  Inc.
five-year  warrants  to  purchase  925,000  shares of common  stock at $1.25 per share.

OPTIONS GRANTED  PURSUANT TO 2004 INCENTIVE STOCK PLAN
During  November 2004, the Company  granted an option to an employee to purchase shares  of  common  stock  in an  amount  equal  to  1/2%  of its  common  stocK outstanding upon the closing of the Company's private placement. Pursuant to the terms of the 2004  Incentive  Stock Plan under which these options were granted, the options have an exercise price of $2.50 per share,  the fair market value on the date of grant and such options vest over four years.  Upon completion of the
Company's  private  placement on February 11, 2005, the Company  determined that
78,195 shares of common stock were subject to this option. The Company accounted for this option using  variable plan  accounting  in accordance  with APB No. 25 since the number of shares of common stock  subject to this option was not known at the date of grant. Accordingly, the Company recorded deferred compensation of
$293,231  for the excess of the fair value of the common stock over the exercise price of which $30,545 was amortized through March 31, 2005.

On  February  10,  2005,  the  Company  issued a  fully-vested,  non-forfeitable five-year  warrant to purchase  37,500  shares of its common  stock at $6.50 per share for 12,500  shares,  $8.00 per share for 12,500 shares and $9.50 per share for 12,500 shares,  to an investor  relations firm for services  provided during the first  quarter of 2005.  The  Company's  common stock must trade at or above
$8.00 per share for ten  consecutive  days in order for the  holder to  exercise their right to purchase the shares underlying the warrant.  In addition,  if the
Company's  common stock  trades at less than $0.67 per share,  the holder of the warrants may request a buyout of the warrant for a $10,000 payment.  The Company recorded a $172,750 charge to operations for the fair value of these warrants.

On February 11, 2005, the Company issued an option to purchase  12,000 shares of its common  stock for $6.25 per share to one of its  directors  pursuant  to its
2004 Incentive  Stock Plan. The right to exercise this option vests as to 25% on the six-month  anniversary  of award,  as to 25% on the one-year  anniversary of award and as to 25% on each of the  two-year  and  three-year  anniversaries  of award.  The Company  recorded a $5,800  charge to  operations  for the intrinsic value of these warrants.

On March 7, 2005,  the Company  issued a three-year  warrant to purchase  50,000 shares of its common stock at $4.75 per share to a financial  relations firm for services  provided during March 2005. The Company  recorded a $205,500 charge to operations for the fair value of this warrant.

On March 7, 2005,  we issued a three-year  warrant to purchase  15,000 shares of its common stock at $5.00 per share to a financial  relations  firm for services provided to us during  March  2005.  The  Company  recorded a $61,650  charge to operations for the fair value of this warrant.

COMMON STOCK ISSUED UPON  CASHLESS  EXERCISE OF WARRANTS
On February 15, 2005, a warrant holder exercised their right to purchase 187,500 shares of the  Company's  common  stock at $3.05 per  share  through a  cashless exercise  whereby in exchange  for the exercise  price of $571,875,  the Company withheld from issuing  87,309  shares of common stock  issuable upon exercise of this  warrant  based upon a fair market  value of $6.55 per share on the date of exercise.  Consequently, the Company, issued 100,191 shares of common stock in a net share settlement to the warrant holder.

COMMON STOCK ISSUED IN PAYMENT OF LEGAL FEES
On January 10, 2005,  as payment for $70,000 of certain legal fees in connection with its private placement,  the Company issued 23,000 shares of common stock to its law firm.

COMMON  STOCK  ISSUED TO ADVISORS  FOR PAST  SERVICES
On February 11, 2005 the Company issued 2,500 shares of restricted  common stock to a former  director and 5,000 shares of restricted  common stock to a director of the Company as  compensation  for past  services to the Company.  The Company recorded  a  $46,875  charge  to  operations  for the  intrinsic  value of these restricted  shares of common stock. The  restrictions  lapse six months from the date of issuance.

NOTE 10 - SUBSEQUENT EVENTS

CONTINGENT CONSIDERATION
Pursuant to the terms of the acquisition of the Company by Xechem, Xechem agreed to the future payment of additional  consideration  in shares of stock of Xechem to the  original  shareholders  of the Company  upon the  attainment  of certain defined  development  milestones.  In  connection  with the  Spinoff  Agreement, substantially  all of the  obligations  for the issuance of shares as additional consideration  to the original  shareholders of the Company have been assumed by the Company, and Xechem has been released therefrom.

Subsequent to March 31, 2005, the Company obtained from substantially all of the original  shareholders  a waiver of their rights with respect to the  contingent consideration  and release of the Company from its obligations  thereunder.  The
Company  agreed to the  issuance of options to purchase up to 100,000  shares of its common  stock at fair  market  value to  certain  original  shareholders  in connection with their releases.

AMENDED AND RESTATED CONVERTIBLE NOTES
Subsequent  to  March  31,  2005,  the  Company  revised  certain  terms  of its
Convertible  Notes. The maturity date was extended to July 3, 2006 from December
8, 2005 in  exchange  for an  increase in the  interest  rate to 12%,  effective
December  9, 2005 and a change in the  conversion  price from $1.25 per share to
$0.75 per share.

COMMON STOCK ISSUED UPON CONVERSION OF SERIES A PREFERRED STOCK
Subsequent to March 31, 2005,  the Company issued 400,000 shares of common stock upon conversion of 40 shares of Series A Preferred Stock.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following  discussion of our plan of operation should be read in conjunction with our  Financial  Statements  and Notes thereto  appearing  elsewhere in this document.

OVERVIEW

We are a development-stage  biopharmaceutical  company engaged in the discovery, development,  and  commercialization of proprietary,  cell-targeted  therapeutic products for the treatment of neuromuscular and neurodegenerative  diseases with a focus on orphan diseases. An orphan disease is defined in the United States as a serious or life-threatening  disease that affects less than 200,000 people and for which no definitive  therapy  currently  exists. We are seeking to create an
efficient   orphan  drug  platform  by  taking  advantage  of  the  legislative, regulatory and commercial  opportunities common to these rare diseases. Our plan of operation is to focus on developing and commercializing  domestic orphan drug
candidates   internally,   while   working   to  partner   product   development
opportunities  for non-orphan  drug  candidates and foreign  opportunities  with third parties.  Presently our  activities  primarily  include three  proprietary products,  Myodur,  Neurodur  and  C-301.  In  pre-clinical  studies  Myodur has demonstrated efficacy in muscular dystrophy,  Neurodur has demonstrated efficacy in multiple sclerosis, and C-301 has demonstrated efficacy in epilepsy.

CAPITAL RESOURCES AND CASH REQUIREMENTS

In  February  2005,  we  completed  our private  placement  of an  aggregate  of approximately  $12.8  million of  securities  (approximately  $9.2 million after expenses of approximately $2.3 million and following the required  repurchase of common stock for approximately $1.3 million from our parent stockholder pursuant to an arrangement entered into to effect our spinoff) through the sale of 511.65
Units at $25,000 per unit,  with each Unit  consisting  of one share of Series A
Preferred Stock and a detachable,  transferable,  three-year warrant to purchase shares of common stock.  Each share of Series A Preferred  Stock is  convertible initially  into 10,000  shares of common  stock at any time.  The Unit  warrants entitled  the  holder  to  purchase  5,000  shares of common  stock  during  the three-year period after the date of issuance,  at an exercise price of $2.50 per share. The proceeds from our private  placement are believed to be sufficient to provide for our working capital needs through December 31, 2005.

Our  planned  activities  over the next  twelve  months may  require  the use of additional  consultants  and  contract  research  organizations  to support  our clinical development programs,  and additional personnel,  including management, with expertise in areas such as preclinical  testing,  clinical trial design and management,  regulatory affairs, manufacturing and marketing. During the quarter ended March 31, 2005, we had discussions with several contract manufacturers and in April 2005 we entered  into a  manufacture  and supply  agreement  to provide materials for both our pre-clinical  and toxicology  studies and to initiate our human clinical trials for our proposed product to treat muscular  dystrophy.  We do not anticipate  that we will have  sufficient  capital to purchase  materials necessary  to continue  our  long-term  toxicology  studies or to  complete  our initial human clinical  trials for Myodur  expected to commence in 2006. We will need to raise additional  capital for these purposes and to continue funding the development of Myodur and our other products.

RESEARCH, DEVELOPMENT, AND MANUFACTURING

Over the next  twelve  months,  our primary  efforts  will be on moving our lead product,  Myodur,  into  phase I/II  clinical  trials  for  Duchenne's  muscular dystrophy.  We plan to use our  available  cash  to  continue  the  pre-clinical development of our  technologies,  which  primarily  includes the manufacture of
Myodur,  conducting  pre-clinical  tests  and  toxicology  studies,   compiling,
drafting and submitting an IND for Myodur, and preparing for initiation of Phase
I/II  human  clinical  trials  in  2006,  if  approved  by  the  Food  and  Drug
Administration  ("FDA").  As resources  permit,  we may also fund other  working capital  needs.  We  presently  expect  to file  our  investigational  new  drug application  ("IND") for Myodur  before the end of 2005,  and initiate our human clinical trials during the first quarter of 2006.

A significant  expense  anticipated during the next twelve months is the cost to manufacture the Company's  product Myodur for use in clinical and other testing.
The  Company  does  not  have,  and  does  not  intend  to  establish,  its  own manufacturing  facilities  to  produce  its  product  candidates  in the near or mid-term.  The Company plans to utilize  contract  manufacturers  exclusively to produce product candidates. Following placement of an initial purchase order for product  during the end of 2004,  the  Company  learned  that the  quantity  and delivery time of clinical materials required would cause the manufacturing costs of its proposed product to exceed initial estimates.  As a result of discussions with its  manufacturer  during the latter part of the first quarter of 2005, the
Company has increased its anticipated capital  requirements that will need to be devoted to manufacturing of its proposed product. On April 18, 2005, the Company entered  into an  exclusive  manufacture  and supply  agreement  with  Bachem AG
("Bachem")  whereby Bachem is entitled to receive royalty payments in the amount of the lesser of 5% of "net sales" (as defined in the agreement) or $10 million,
$15 million or $25 million in the first, second and third (and thereafter) years of  the  agreement,  respectively.  Such  royalty  arrangement  results  in  the reduction of the  Company's  initial  out-of-pocket  outlays for the purchase of product but increase its long-term costs for product.

EMPLOYEES

As of May 13, 2005, we had nine full-time employees,  one of whom focuses on and coordinates our research program, four that focus on and coordinate clinical and regulatory strategy and operations,  one in business and corporate  development, and three in management,  finance,  and  administration.  Three of our employees have  doctorate  and/or  M.D.  degrees.  As our  current  business  strategy  is primarily to  coordinate  research,  clinical  developments,  and  manufacturing activities by third parties, we do not anticipate hiring a significant number of additional employees over the next twelve months.

PROPERTIES

We currently lease our executive offices in Hunt Valley,  Maryland consisting of approximately 5,200 square feet for approximately $6,500 per month, subject to a
3% annual rent escalation clause. This lease expires on December 31, 2006 and we believe it should provide  sufficient  space for our clinical,  regulatory,  and other administrative functions during the remaining term of the lease.

We plan to expand and secure laboratory facilities for our own internal research activities.  We are currently  conducting research in various academic settings, primarily  at the State  University  of New York at Stony  Brook and the  Health
Science Center at Downstate  Medical Center as well as through contract research organizations.  Our plans  include  continuing  this  practice  in  addition  to expanding the use of third-party  research  organizations and facilities to meet specific needs.

ITEM 3.    CONTROLS AND PROCEDURES.

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS

As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure  controls and procedures  (as defined in Securities  Exchange Act of 1934 Rule  13-d-15(e) and
15d-15(e)).  Based  upon that  evaluation  and  management's  assessment  of the potential effects of the material weakness  described below, our Chief Executive
Officer and Senior Vice President, Finance and Administration, concluded that as of the end of the period  covered by this Report,  our  disclosure  controls and procedures were adequate to enable us to record,  process,  summarize and report information  required  to be  included in our  periodic  SEC filings  within the required time period.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure  controls  are  procedures  that are designed  with the  objective of ensuring  that  information  required to be disclosed in our reports filed under the  Securities  Exchange  Act of 1934,  as  amended,  such as this  Report,  is recorded, processed,  summarized, and reported within the time periods specified in the SEC's rules and forms.  Disclosure  controls are also  designed  with the objective of ensuring that such  information is accumulated and  communicated to our management, including our Chief Executive Officer and Senior Vice President,
Finance and Administration,  as appropriate, to allow timely decisions regarding required  disclosure.  Internal  controls are procedures which are designed with the  objective of  providing  reasonable  assurance  that our  transactions  are properly  authorized,  recorded,  and  reported  and our assets are  safeguarded against  unauthorized  or improper  use,  and to permit the  preparation  of our
financial   statements  in  conformity   with  generally   accepted   accounting
principles.

Our company is not an  "accelerated  filer" (as defined in the Exchange Act) and is not required to deliver  management's  report on control  over our  financial reporting  until our fiscal  year ended  December  31,  2006.  Nevertheless,  we identified certain matters that would constitute material weakness (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard
No. 2) in our internal controls over financial reporting.

The first material weakness we identified relates to our limited  segregation of duties.  Segregation  of duties  within our  company is limited due to the small number of employees  that are assigned to positions  that involve the processing of financial information.  This condition constitutes a material weakness in our financial reporting system.

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
Accordingly,  we are currently  evaluating  what  additional  procedures  may be instituted to mitigate the risks associated with having a limited segregation of duties. Such additional  procedures may include,  but not necessarily be limited to, requiring dual approval of all expenditures by our Chief Executive  Officer,
Senior Vice President, Finance and Administration,  and/or applicable department heads,  and two authorized  signatures with respect to expenditures in excess of defined dollar amounts.

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

The second material  weakness we identified is in our ability to ensure that the accounting for our  equity-based  transactions is accurate and complete.  During the year ended  December  31, 2004 and the  quarter  ended  March 31,  2005,  we consummated a series of complex equity transactions involving the application of highly specialized accounting principles.  The equity-based transactions that we consummated during those periods specifically related to unique events including our spin-off from Xechem,  reverse merger with Medallion,  settlement of certain litigation,  exchanges and conversions of notes for stock, and private placement of preferred stock with detachable common stock purchase  warrants.  Although we believe that these events are unique and that our  equity-based  transactions in the future are likely to be  substantially  reduced,  we are evaluating  certain corrective  measures we may take including the  possibility of hiring an outside consultant  to  provide us with the  guidance  we need at such times that we may engage in equity-based transactions.

We believe that, for the reasons described above, we will be able to improve our disclosure controls and procedures and remedy the material weaknesses identified above.

There have been no changes in our internal  controls  over  financial  reporting during the our most recent fiscal  quarter that has materially  affected,  or is reasonably  likely to materially  affect,  our internal  control over  financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On January 5, 2005 and January 18, 2005 we held  closings  pursuant to the terms of a  Confidential  Private  Placement  Memorandum  dated  October 22, 2004,  as supplemented November 16, 2004 ("Private Placement") and received gross proceeds of $1,208,750  and  $1,906,250,  respectively,  from the sale of 48.35 and 76.25
Units to 75, and 34 investors, respectively. On January 31, 2005 and February 3,
2005 we held  additional  closings  under  the  Private  Placement  and  sold an aggregate  of 224.48  Units to 86  investors  and  received  gross  proceeds  of
$5,612,000,  and on  February  11,  2005 sold  17.50  Units to 4  investors  and received gross proceeds of $437,500. Each Unit consists of one share of Series A
Preferred  Stock and a three-year  warrant to purchase common stock at $2.50 per share.  Each share of Series A Preferred Stock is convertible into 10,000 shares of common stock and each warrant entitles the holder to purchase 5,000 shares of common stock.

On February 10, 2005, we issued a five-year warrant to purchase 37,500 shares of our common  stock at $6.50 per share 12,500  shares,  $8.00 per share for 12,500 shares and $9.50 per share for 12,500 shares, to an investor  relations firm for services  provided during the first quarter of 2005. Our common stock must trade at or above $8.00 per share for ten consecutive  days in order for the holder to exercise their right to purchase the shares underlying the warrant. In addition, if our  common  stock  trades at less than  $0.67 per  share,  the holder of the warrants may request a buyout of the warrant for a $10,000 payment.

Concurrent  with the final close of the Private  Placement on February 11, 2005, we were able to calculate  the number of shares of common  stock  subject to the option  previously  granted to an employee  upon hire during  November  2004, of
78,195 shares of common stock. Pursuant to the terms of the 2004 Incentive Stock
Plan,  the options  have an exercise  price of $2.50 per share,  the fair market value on the date of grant and such options will vest over four years.

On  February  11,  2005,  we issued an option to purchase  12,000  shares of our common  stock for $6.25 per share to one of our  directors  pursuant to our 2004
Incentive  Stock Plan.  The right to exercise this option vests as to 25% on the six-month  anniversary of award, as to 25% on the one-year  anniversary of award and as to 25% on each of the two-year and three-year anniversaries of award.

On February 11, 2005,  we issued  2,500 shares of  restricted  common stock to a former director and 5,000 shares of restricted common stock to a director of our company as compensation  for past services.  The  restrictions  lapse six months after issuance of the shares of common stock.

On February 11, 2005, we issued  50,000  shares of restricted  common stock to a member of our law firm as compensation for past services. The restrictions lapse as to 5,000  shares on each of August 11, 2005 and  December  11, 2005 and as to the  remaining  40,000  shares  upon our IND Phase III  filing  with the FDA for
Myodur.

On February 15, 2005, a warrant holder  exercised its right to purchase  187,500 shares of common stock at $3.05 per share through a cashless exercise whereby in exchange for the  exercise  price of $571,875,  we  cancelled  87,309  shares of common stock with a value of $6.55 per share on date of  exercise,  resulting in us issuing 100,191 shares of common stock.

On March 7, 2005,  we issued a three-year  warrant to purchase  50,000 shares of our common stock at $4.75 per share to a financial  relations  firm for services provided to us during March 2005.

On March 7, 2005,  we issued a three-year  warrant to purchase  15,000 shares of our common stock at $5.00 per share to a financial  relations  firm for services provided to us during March 2005.

On March 16,  2005,  as a result of the  amendment  of our Private  Placement to increase the total amount to be raised from $6.0  million to $12.0  million,  we granted the original shareholders of Medallion Crest Management,  Inc. five-year warrants to purchase, in the aggregate,  925,000 shares of common stock at $1.25 per share.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The following  matters were submitted during the first quarter of 2005 to a vote of our stockholders:

On December  9, 2004,  our board of  directors  authorized  a  parent-subsidiary merger  and  our  reincorporation  in  Delaware.  Approval  of  the  merger  was authorized by written consent of our stockholders on January 25, 2005.

                           FORWARD-LOOKING STATEMENTS

This Quarterly  Report on Form 10-QSB  contains  forward-looking  statements (as defined in Section 27A of the  Securities  Act and Section 21E of the Securities
Exchange Act of 1934 (the  "Exchange  Act").  To the extent that any  statements made in this Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of  words  such as  "expects,"  "plans"  "will,"  "may,"  "anticipates,"
believes," "should," "intends," "estimates," and other words of similar meaning.
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

ITEM 6.   EXHIBITS

EXHIBIT
NUMBER    DESCRIPTION

2.1       Certificate of Ownership and Merger of CepTor Corporation into CepTor
          Research and Development Company (incorporated by reference herein to
          Exhibit 2.1 to the Company's Current Report on Form 8-K dated January
          31, 2005 (the "January 2005 8-K"))

3.1       Amended and Restated Certificate of Incorporation, dated January 27,
          2005 (incorporated herein by reference to Exhibit 3.1 to the January
          2005 8-K)

3.2       Certificate of Correction to Amended and Restated Certificate of
          Incorporation (incorporated herein by reference to Exhibit 3.1 to the
          Company's Current Report on Form 8-K, dated February 10, 2005)

3.3       Amended and Restated By-laws (incorporated herein by reference to
          Exhibit 3.2 to the January 2005 8-K)

4.1       Form of Common Stock Certificate (incorporated herein by reference to
          Exhibit 4.1 to the Company's Annual Report on Form 10-KSB for the
          fiscal year ended December 31, 2004 (the "2004 10-KSB"))

4.2       CepTor Agreement, dated March 31, 2004 (the "CepTor Agreement"), by and among William Pursley, Xechem and the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form
          8-K, dated December 9, 2004 (the "2004 Form 8-K"))

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

4.6       Form of Unit Warrant (incorporated by reference to Exhibit 4.4 to the
          Company's Registration Statement on Form SB-2 as filed with the SEC on
          February 11, 2005 (the "Form SB-2"))

4.7       Form of Amended and Restated Convertible Promissory Note (incorporated herein by reference to Exhibit 4.7 to the 2004 10-KSB)

4.9       Form of Subscription Agreement (incorporated herein by reference to
          Exhibit 4.6 to the Form SB-2)

10.1      Employment Agreement, dated March 31, 2004, by and between William H.
          Pursley and the Company (incorporated herein by reference to Exhibit
          10.1 to the Form SB-2)

10.2      Employment Agreement, dated April 26, 2004, by and between Norman A.
          Barton, M.D., Ph.D. and the Company (incorporated herein by reference to Exhibit 10.2 to the Form SB-2)

10.3      Employment Agreement, dated March 31, 2004, by and between Donald W.
          Fallon and the Company (incorporated herein by reference to Exhibit
          10.3 to the Form SB-2)

10.5      Amended and Restated Founders' Plan (incorporated herein by reference to Exhibit 10.5 to the 2004 10-KSB)

10.6      2004 Incentive Stock Plan (incorporated herein by reference to Exhibit
          10.6 to Form SB-2)

10.7      Deferred Stock Plan for Non-Employee Directors under the 2004
          Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the 2004 10-KSB)

10.8      Sublease Agreement, dated March 4, 2004, by and between the Company and Millennium Inorganic Chemicals, Inc. (incorporated herein by reference to Exhibit 10.7 to the Form SB-2)

10.9      Exclusive License Agreement, dated September 15, 2004, between the
          Company and JCR Pharmaceuticals Company, Ltd. (incorporated herein by reference to Exhibit 10.8 to the Form SB-2)

10.10     Indemnification Agreement, dated June 1, 2004, by and between William
          Pursley and the Company (incorporated herein by reference to Exhibit
          10.9 to the Form SB-2)

10.11     Indemnification Agreement, dated June 1, 2004, by and between Norman
          W. Barton and the Company (incorporated herein by reference to Exhibit
          10.10 to the Form SB-2)

10.12     Indemnification Agreement, dated June 1, 2004, by and between Donald
          W. Fallon and the Company (incorporated herein by reference to Exhibit
          10.11 to the Form SB-2)

10.13     Indemnification Agreement, dated June 1, 2004, by and between Leonard
          Mudry and the Company (incorporated herein by reference to Exhibit
          10.12 to the Form SB-2)

10.14*    Manufacture and Supply Agreement entered into as of April 18, 2005 by and among Peninsula Laboratories Inc., Bachem AG, Bachem Americas and
          the Company

31.1*     Section 302 Certification of Principal Executive Officer

31.2*     Section 302 Certification of Principal Financial Officer

32.1*     Section 906 Certification of Principal Executive Officer

32.2*     Section 906 Certification of Principal Financial Officer

-----------------
*  Filed herewith.

                                   SIGNATURES

In accordance with the  requirements of the Exchange Act, the registrant  caused this  report to be  signed on its  behalf  by the  undersigned,  thereunto  duly authorized.

                               CEPTOR CORPORATION

Dated: May 16, 2005            By:  /s/ William H. Pursley
                                  ---------------------------------------------
                               William H. Pursley
                               Chairman and Chief Executive Officer
                               (Principal Executive Officer)

Dated: May 16, 2005            By: /s/ Donald W. Fallon
                                  ----------------------------------------------
                               Donald W. Fallon
                               Chief Financial Officer, Senior Vice
                               President, Finance and Administration
                               and Secretary (Principal Accounting and Financial
                               Officer)

