Form 10QSB
period 2005-06-30
CepTor CORP
filed 2005-08-15
CIK 1231472

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|  QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE OF
     1934

                  For the quarterly period ended June 30, 2005

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to _____________

                       Commission file number: 333-105793

                               CEPTOR CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

          Delaware                                                11-2897392
--------------------------------------------  ----------------------------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

    200 International Circle, Suite 5100
           Hunt Valley, Maryland                                    21030
--------------------------------------------  ----------------------------------
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
Yes |X|   No |_|

     As of August 11, 2005,  there were 9,452,944  shares of the issuer's common equity outstanding.

     Transitional  Small Business  Disclosure Format (Check one): Yes |_| No |X|

                                Table of Contents
                                -----------------

                                                                         Page
                                                                      ----------
PART I     FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited).................................1

           Condensed Balance Sheets - June 30, 2005 and December 31, 2004

           Condensed Statements of Operations for the three months ended
           June 30, 2005 and 2004, for the six months ended June 30, 2005 and 2004 and for the period from August 11, 1986 (date of
           inception) to June 30, 2005

           Condensed Statement of Changes in Stockholders' (Deficiency)
           Equity for the six months ended June 30, 2005

           Condensed Statements of Cash Flows for the six months ended
           June 30, 2005 and 2004 and for the period from August 11, 1986
           (date of inception) to June 30, 2005

           Notes to Condensed Financial Statements

  Item 2.  Management's Discussion and Analysis or Plan of Operation.......17
  Item 3.  Controls and Procedures.........................................19

PART II    OTHER INFORMATION

                                        i

                                                            PART I
                                                    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                                                      CEPTOR CORPORATION
                                                (A DEVELOPMENT STAGE COMPANY)
                                                   CONDENSED BALANCE SHEETS

                                                                                        June 30, 2005       December 31, 2004
                                                                                         (Unaudited)
                                                                                      -----------------   ---------------------

                                     ASSETS

Current Assets:
 Cash and cash equivalents                                                           $      2,281,831         $   1,331,513
 Prepaid expenses and other current assets                                                    235,012               107,729
                                                                                        -------------         -------------
    Total current assets                                                                    2,516,843             1,439,242

Property and equipment, net                                                                    60,999                60,615
Security deposit                                                                               18,511                18,511
                                                                                        -------------         -------------

TOTAL ASSETS                                                                            $   2,596,353         $   1,518,368
                                                                                        =============         =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable                                                                    $        367,747         $      58,266
 Accrued expenses                                                                             546,178               315,237
 Common stock subject to repurchase under variable shares put right                                 -             1,637,325
                                                                                        -------------         -------------
   Total current liabilities                                                                  913,925             2,010,828

Convertible notes                                                                             157,701                56,821

                                                                                        -------------         -------------
TOTAL LIABILITIES                                                                           1,071,626             2,067,649
                                                                                        -------------         -------------

Commitments and contingencies

Stockholders' (Deficiency) Equity:
 Preferred stock, $0.0001 par value; authorized 20,000,000 shares, issued and outstanding - 382.65 and 145.07 shares of Series A Convertible  Preferred
   Stock at June 30, 2005 and December 31, 2004, respectively; liquidation
   preference - $9,566,250 and $3,626,750, respectively                                    9,566,250             3,626,750
 Common stock, $0.0001; authorized 100,000,000 shares, issued and outstanding
   - 9,142,944 at June 30, 2005 and 10,539,161, net of 401,305 shares subject to
   put right at December 31, 2004                                                                914                 1,054
 Subscriptions receivable on common stock                                                        (31)                 (303)
 Deferred compensation                                                                      (630,359)             (624,750)
 Additional paid-in capital                                                               22,128,051            12,294,648
 Treasury stock, 145,070 shares, at December 31, 2004, at cost                                     -              (362,675)
 Deficit accumulated during the development stage                                        (29,540,098)          (15,484,005)
                                                                                       -------------         -------------
   Total stockholders' (deficiency) equity                                                 1,524,727              (549,281)
                                                                                       -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
   (DEFICIENCY) EQUITY                                                               $     2,596,353         $   1,518,368
                                                                                       =============         =============

(See Notes to Condensed Financial Statements)

                                                         CEPTOR CORPORATION
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                 CONDENSED STATEMENTS OF OPERATIONS

                                                                                                                       Cumulative
                                                                                                                        August 11,
                                                                                                                           1986
                                                            Three Months Ended               Six Months Ended            (Date of
                                                                 June 30,                        June 30,             Inception) to
                                                       ------------    ------------    ------------    ------------      June 30,
                                                           2005           2004            2005            2004             2005
                                                       ------------    ------------    ------------    ------------   -------------

REVENUES:
  Other income                                         $          -      $        -      $        -      $      -       $    75,349

OPERATING EXPENSES:
  Research and development                                2,185,876         204,101       2,814,364         277,061       5,408,220
  In-process research and development                             -               -               -       5,034,309       5,034,309
  General and administrative                                528,684         403,531       1,970,454       2,600,132       8,523,087
  Gain on extinguishment of debt                           (311,281)              -        (311,281)           -          (311,281)
  Non-cash interest expense                                 189,817         257,333         412,161         257,333       1,730,736
  Interest expense, net of interest income                    2,391          21,131           5,895          27,934          41,346
                                                       ------------    ------------    ------------    ------------    ------------
  Total operating expenses                                2,595,487         886,096       4,891,593       8,196,769      20,426,417
                                                       ------------    ------------    ------------    ------------    ------------

NET LOSS                                                 (2,595,487)       (886,096)     (4,891,593)     (8,196,769)    (20,351,068)

  Preferred dividends                                             -               -      (9,164,500)              -     (10,100,616)
                                                       ------------    ------------    ------------    ------------    ------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS              $ (2,595,487)   $   (886,096)   $(14,056,093)   $ (8,196,769)   $(30,451,684)
                                                       ============    ============    ============    ============    ============

  Basic and diluted loss per common share              $      (0.22)   $      (0.21)   $      (1.23)   $      (2.02)

  Weighted-average common shares outstanding             11,559,324       4,198,273      11,388,833       4,049,072

(See Notes to Condensed Financial Statements)

                                                         CEPTOR CORPORATION
                                                    (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY

                                                              Preferred Stock            Common Stock        Subscrip-    Deferred
                                                             -----------------        -------------------      tion        Compen-
                                                             Shares     Amount        Shares       Amount    Receivable    sation
                                                             ------     ------        ------       ------    ----------    ------

BALANCE, JANUARY 1, 2005                                     145.07   $ 3,626,750   10,539,161    $  1,054   $ (303)     $ (624,750)

Preferred stock and warrants issued pursuant to units sold
  on January 5, 2005 in a private placement ($25,000)         48.35     1,208,750
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
Acquisition January 18, 2005 of treasury stock under put
  right ($2.50)
Common stock issued January 2005 in connection with
  payment of legal fees ($3.04)                                                         23,000           2
Common stock issued January 2005 pursuant to amendment
  of placement agent agreement ($2.50)                                                 150,000          15
Common stock issued February 2005 to advisors for past
  services ($6.25)                                                                       7,500           1
Preferred stock and warrants issued pursuant to units sold
  on February 3, 2005 in a private placement ($25,000)       224.48     5,612,000
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

                                                                                                          Deficit
                                                                                                        Accumulated       Total
                                                                 Additional      Treasury Stock         During the     Stockholders'
                                                                  Paid-in      -------------------      Development    (Deficiency)
                                                                  Capital      Shares      Amount         Stage           Equity
                                                                  -------      ------      ------         -----           ------

BALANCE, JANUARY 1, 2005                                       $ 12,294,648   145,070   $  (362,675)  $  (15,484,005)  $  (549,281)

Preferred stock and warrants issued pursuant to units sold
  on January 5, 2005 in a private placement ($25,000)              (159,359)                                             1,049,391
Deemed dividend of beneficial conversion feature of units
  sold January 5, 2005 in private placement                       1,208,750                              (1,208,750)             -
Acquisition January 5, 2005 of treasury stock under put
  right ($2.50)                                                                48,350      (120,875)                      (120,875)
Preferred stock and warrants issued pursuant to units sold
  on January 18, 2005 in a private placement ($25,000)             (252,624)                                             1,653,626
Deemed dividend of beneficial conversion feature of units
  sold January 18, 2005 in private placement                      1,906,250                              (1,906,250)             -
Acquisition January 18, 2005 of treasury stock under put
  right ($2.50)                                                                76,250      (190,625)                      (190,625)
Common stock issued January 2005 in connection with
  payment of legal fees ($3.04)                                      69,998                                                 70,000
Common stock issued January 2005 pursuant to amendment
  of placement agent agreement ($2.50)                                  (15)                                                     -
Common stock issued February 2005 to advisors for past
  services ($6.25)                                                   46,874                                                 46,875
Preferred stock and warrants issued pursuant to units sold
  on February 3, 2005 in a private placement ($25,000)             (851,447)                                             4,760,553
Deemed dividend of beneficial conversion feature of units
  sold February 3, 2005 in private placement                      5,612,000                              (5,612,000)             -
Acquisition February 3, 2005 of treasury stock under put
  right ($2.50)                                                               224,480      (561,200)                      (561,200)
Preferred stock and warrants issued pursuant to units sold
  on February 11, 2005 in a private placement ($25,000)            (250,613)                                               186,887
Deemed dividend of beneficial conversion feature of units
  sold February 11, 2005 in private placement                       437,500                                (437,500)             -
Acquisition February 11, 2005 of treasury stock under put
  right ($2.50)                                                                17,500       (43,750)                       (43,750)
Common stock issued February 2005 pursuant to cashless
  exercise of option ($3.05)                                            (10)                                                     -
Common stock issued March 2005 upon conversion of
  preferred shares ($2.50)                                        1,099,956                                                      -

(See Notes to Condensed Financial Statements)                                                                            (continued)

                                                                 3A

                                                         CEPTOR CORPORATION
                                                    (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY

                                                              Preferred Stock            Common Stock        Subscrip-    Deferred
                                                             -----------------        -------------------      tion        Compen-
                                                             Shares     Amount        Shares       Amount    Receivable    sation
                                                             ------     ------        ------       ------    ----------    ------

Payments received for common stock issued December
  2004 pursuant to exercise of options granted under
  spinoff agreement                                                                                             272
Common stock issued March 2005 pursuant to exercise of
  warrants ($1.25)                                                                       5,000           1
Common stock issued April 2005 upon conversion of
  preferred shares ($2.50)                                   (15.00)     (375,000)     150,000          15
Common stock issued May 2005 pursuant to financing letter
  agreement ($3.00)                                                                     25,000           2
Common stock issued May 2005 upon conversion of
  preferred shares ($2.50)                                   (41.00)   (1,025,000)     410,000          41
Common stock issued June 2005 upon conversion of
  preferred shares ($2.50)                                   (29.00)     (725,000)     290,000          29
Capital contribution for repurchase of common stock
  pursuant to Stock Purchase Agreement
Common stock repurchased June 2005 pursuant to Stock
  Repurchase Agreement ($0.80)
Retirement of treasury shares                                                       (3,398,213)       (340)
Reverse common stock subject to repurchase under variable
  shares put right at December 31, 2004                                                401,305          40
Stock option-based compensation for investor relation
  services rendered                                                                                                        (439,900)
Stock option-based compensation for employees and
  directors                                                                                                                (293,231)
Fair value adjustment of stock options previously granted to
    non-employees                                                                                                            22,400
Amortization of deferred compensation                                                                                       705,122
Net loss
                                                             ------   -----------    ---------      ------   ------      ----------
BALANCE, JUNE 30, 2005                                       382.65   $ 9,566,250    9,142,944      $  914   $  (31)     $ (630,359)
                                                             ======   ===========    =========      ======   ======      ==========

                                                                                                          Deficit
                                                                                                        Accumulated       Total
                                                                 Additional      Treasury Stock         During the     Stockholders'
                                                                  Paid-in      -------------------      Development    (Deficiency)
                                                                  Capital      Shares      Amount         Stage           Equity
                                                                  -------      ------      ------         -----           ------

Payments received for common stock issued December
  2004 pursuant to exercise of options granted under
  spinoff agreement                                                                                                             272
Common stock issued March 2005 pursuant to exercise of
  warrants ($1.25)                                                    6,249                                                   6,250
Common stock issued April 2005 upon conversion of
  preferred shares ($2.50)                                          374,985                                                       -
Common stock issued May 2005 pursuant to financing letter
  agreement ($3.00)                                                  74,998                                                  75,000
Common stock issued May 2005 upon conversion of
  preferred shares ($2.50)                                        1,024,959                                                       -
Common stock issued June 2005 upon conversion of
  preferred shares ($2.50)                                          724,971                                                       -
Capital contribution for repurchase of common stock
  pursuant to Stock Purchase Agreement                              424,818                                                 424,818
Common stock repurchased June 2005 pursuant to Stock
  Repurchase Agreement ($0.80)                                               2,886,563   (2,734,068)                     (2,734,068)
Retirement of treasury shares                                    (4,012,853)(3,398,213)   4,013,193                               -
Reverse common stock subject to repurchase under variable
  shares put right at December 31, 2004                           1,637,285                                              1,637,325
Stock option-based compensation for investor relation
  services rendered                                                 439,900                                                      -
Stock option-based compensation for employees and
  directors                                                         293,231                                                      -
Fair value adjustment of stock options previously granted to
    non-employees                                                   (22,400)                                                     -
Amortization of deferred compensation                                                                                      705,122
Net loss                                                                                                 (4,891,593)    (4,891,593)
                                                               ------------ -----------  ----------   --------------   ------------
BALANCE, JUNE 30, 2005                                         $ 22,128,051           -    $      -   $ (29,540,098)   $ 1,524,727
                                                               ============ ===========  ==========   ==============   ============

(See Notes to Condensed Financial Statements)

                                                                 4A

                                                         CEPTOR CORPORATION
                                                    (A DEVELOPMENT STAGE COMPANY)
                                                  CONDENSED STATEMENT OF CASH FLOWS

                                                                                                                    Cumulative
                                                                                                                  August 11, 1986
                                                                                  For the Six Months Ended      (Date of Inception)
                                                                                           June 30,                    to
                                                                              -----------------------------         June 30,
                                                                                    2005            2004              2005
                                                                              ------------     ------------     ------------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                                      $ (4,891,593)    $ (8,196,769)      $(20,351,068)
Adjustments to reconcile net (loss) to net cash used in operating activities:
  Depreciation and amortization                                                      8,665            3,867             21,948
  Write-off of in-process research and development                                       -        5,034,309          5,034,309
  Charge for stock option issued pursuant to spinoff agreement                           -        2,082,500          2,082,500
  Stock-based compensation to employees and directors                               80,122                -             80,122
  Stock-based compensation to nonemployees                                         671,875                -          3,584,306
  Stock-based component of payment of legal fees                                    70,000                -             70,000
  Stock-based component of litigation settlement                                         -                -            422,000
  Gain on extinguishment of debt                                                  (311,281)               -           (311,281)
  Non-cash interest expense                                                        412,161          257,333          1,730,736
  Changes in assets and liabilities:
    Prepaid expenses & other current assets                                    (52,283)          (3,251)          (160,012)
    Other assets                                                                         -          (18,511)           (18,511)
    Accounts payable and accrued expenses                                          540,422           34,275            937,583
                                                                              ------------     ------------       ------------
    Net cash used in operating activities                                       (3,471,912)        (806,247)        (6,877,368)
                                                                              ------------     ------------       ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment                                                 (9,049)         (68,769)           (82,947)
                                                                              ------------     ------------       ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuances of common stock                                              6,250               -           1,136,502
Collections of subscriptions receivable                                                272                -                272
Net proceeds from issuances of preferred stock                                   7,650,457                -         10,454,697
Acquisition of treasury stock under put right                                     (916,450)               -         (1,279,125)
Acquisition of treasury stock under purchase agreement                          (2,309,250)               -         (2,309,250)
Distribution to shareholders                                                             -                -             (4,260)
Capital contributed by Xechem International, Inc.                                        -          300,310            350,310
Proceeds from issuance of bridge loans                                                   -        1,100,000          1,375,000
Expense of issuance of long term debt                                                    -         (132,000)          (132,000)
Principal payments on bridge loans                                                       -                -           (350,000)
                                                                              ------------     ------------       ------------
      Net cash provided by financing activities                                  4,431,279        1,268,310          9,242,146
                                                                              ------------     ------------       ------------
Net increase in cash and cash equivalents                                          950,318          393,294          2,281,831

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                             1,331,513           68,374
                                                                              ------------     ------------       ------------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                                $  2,281,831     $    461,668       $  2,281,831
                                                                              ============     ============       ============

(See Notes to Condensed Financial Statements)

                                                                 CEPTOR CORPORATION
                                                           (A DEVELOPMENT STAGE COMPANY)
                                                         CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                                    Cumulative
                                                                                                                  August 11, 1986
                                                                                  For the Six Months Ended      (Date of Inception)
                                                                                           June 30,                    to
                                                                              -----------------------------         June 30,
                                                                                    2005            2004              2005
                                                                              ------------     ------------     ------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Deemed dividend of the beneficial conversion feature
    of units sold in private placement                                         $ 9,164,500     $        -        $ 10,100,616
  Issuance of 1,290,000 shares of common stock upon
    conversion of preferred shares                                               3,225,000              -           3,225,000
  Issuance of 7,500 shares of common stock as compensation
    for past services                                                               46,875              -              46,875
  Issuance of 25,000 shares of common stock as compensation
    for financial planning                                                          75,000              -              75,000
  Issuance of 23,000 shares of common stock in payment of
    accrued legal fees                                                              70,000              -              70,000
  Capital contribution for repurchase of common stock
    pursuant to Stock Purchase Agreement                                           424,818              -             424,818
  Issuance of 36,000 shares of common stock as debt
    issuance costs                                                                       -              -              90,000
  Issuance of 451,597 shares of common stock to bridge loan
    investors and placement agent                                                        -              -             550,000
  Issuance of 167,610 shares up on conversion of
    convertible notes                                                                    -              -             209,512
  Issuance of convertible notes in exchange for bridge
    loans and long-term debt plus accrued interest                                       -              -           1,111,240

(See Notes to Condensed Financial Statements)

NOTE 1 - BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying  unaudited Condensed Financial Statements of CepTor Corporation
have been prepared in accordance with accounting  principles  generally accepted in the United States for interim  financial  information and the instructions to
Form 10-QSB. Accordingly,  they do not include all the information and footnotes required by accounting  principles  generally  accepted in the United States for complete  financial  statements.  In the opinion of management  all  adjustments
(which include only normal  recurring  adjustments)  necessary to present fairly the financial  position,  results of  operations  and cash flows for all periods presented  have been made.  The results of operations  for the six-month  period ended June 30, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005.

NOTE 2 - THE COMPANY

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

Following the  acquisition  of the Company by Xechem,  the board of directors of
Xechem determined that Xechem lacked the resources to fully fund the development and regulatory approval of the Company's  technology.  As a result, the board of directors  of Xechem  determined  that is was in the best  interest  of Xechem's stockholders  to effect a spin-off of the Company  from  Xechem,  providing  the
Company  with an  independent  platform  to obtain  financing  and  develop  its technology.  As a result the Company, Xechem, and William Pursley,  Chairman and
CEO of the Company, entered into an agreement dated March 31, 2004, amended July
23, 2004 and November 17, 2004,  (the "Spinoff  Agreement"),  to provide for the separation of the Company from Xechem.  The Spinoff  Agreement  provided for the
Company's  separation from Xechem under a transaction  structured to include (i)
the  Company's  redemption  of a portion of it shares  held by Xechem out of the proceeds of future financing under the Redemption  Obligations  described below,
(ii) the issuance and  allocation  of  additional  shares of common stock to Mr.
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

NOTE 3 - LIQUIDITY AND FINANCIAL CONDITION

The Company's net loss for the six-month  period ended June 30, 2005 amounted to
$4,891,593,  which  includes  $922,877 of  non-cash  special  charges  primarily associated  with the  Company's  issuance  of stock and  common  stock  purchase warrants and options to non-employees for services,  gain on the  extinguishment of debt, and non-cash interest  expense.  The Company used net cash flows in its operating  activities of $3,471,912  during the six-month period ending June 30,
2005.  The  Company's   development  stage   accumulated   deficit  amounted  to
$29,540,098 at June 30, 2005. The Company expects to continue  incurring  losses for the foreseeable  future due to the inherent  uncertainty  that is related to establishing the commercial feasibility of pharmaceutical  products. The Company will require  substantial  additional  funding to support the development of its proposed  products and fund its  operations  while it  continues  its efforts to execute its business plan. The Company estimates that it currently does not have sufficient liquidity to sustain operations beyond December 31, 2005.

The Company's  working  capital at June 30, 2005 amounted to $1,602,918.  During the six-month  period ended June 30, 2005, the Company  received net proceeds of
$4,431,279 from financing  activities,  including (i) $7,650,457 (gross proceeds of  $9,164,500  net of  transaction  expenses  of  $1,514,043)  from the sale of preferred  stock and  common  stock  purchase  warrants  ("Units")  in a private placement  transaction (see Note 10), (ii) $6,250 from the exercise of warrants, and (iii) $272 from subscriptions  receivable  pursuant to the restricted shares issued under the Company's  Founders' Plan during  December  2004.  From the net proceeds of the sale of the Units, the Company  repurchased  3,253,143 shares of its  common  stock,  par value  $0.0001  per share from  Xechem  for  $3,225,700 comprised of (i) $916,450 for 366,580 shares of its common stock pursuant to the terms  of a  redemption  obligation  (see  Note 7) and (ii)  $2,309,250  and the forfeiture of an option held by the Company's CEO to purchase 43 million  shares of common  stock of Xechem  with a fair  value of  $424,818,  for an  additional
2,886,563  shares  of its  common  stock.  The  Company  is  continuing  to seek
additional   capital   through   equity   and  debt   offerings,   collaborative
partnerships,  joint  ventures and  strategic  alliances  both within the United
States and abroad in an effort to  accelerate  the  development  of its proposed products.  There are currently no firm  commitments in place for new capital nor
has  the  Company   identified  any  prospective   joint  venture   partners  or
participants  with  which  it  could  enter  into  any  new  strategic  alliance arrangement.

For the foreseeable  future, the Company's primary efforts will be on moving its lead product,  Myodur,  into phase I/II clinical trials for Duchenne's  muscular dystrophy. The Company plans to use its available cash resources to continue the pre-clinical  development  of its  technologies,  which  primarily  includes the manufacture of Myodur,  conducting  pre-clinical  tests and toxicology  studies, compiling,  drafting and  submitting  an  investigational  new drug  application
("IND") for Myodur,  and initiating phase I/II human clinical trials, if allowed by the Food and Drug Administration ("FDA"). As resources allow, the Company may also fund other working capital needs. The Company presently expects to file its
IND for Myodur in 2005, and initiate human clinical trials for Myodur during the quarter ending March 31, 2006.

The Company  expects to incur  significant  expenditures  during the next twelve months  for the cost to  manufacture  the  Company's  product  Myodur for use in clinical and other  testing.  The Company does not have,  and does not intend to establish, its own manufacturing facilities to produce its product candidates in the foreseeable  future. The Company plans to outsource the manufacturing of its proposed products to contract  manufacturers.  Following placement of an initial purchase  order  for its  proposed  product  in  2004,  the  Company  has  since determined  that the  quantity and  delivery  time of the clinical  materials it requires would cause the actual  manufacturing  costs of its proposed product to exceed its initial  estimates.  Accordingly,  the Company modified its estimated liquidity needs to include the additional  capital that will be required to fund its  manufacturing  effort.  On April 18,  2005,  the  Company  entered  into an exclusive  manufacture  and supply  agreement with Bachem AG ("Bachem")  whereby
Bachem is entitled to receive royalty payments in the amount of the lesser of 5%
of "net sales" (as defined in the agreement) or $10 million,  $15 million or $25 million in the first,  second and third (and thereafter) years of the agreement, respectively.  During the six-month period ended June 30, 2005, the Company paid approximately $1.1 million for the proposed product and related materials. As of
June 30, 2005, the Company has purchase commitments over the next nine months of an additional $2.8 million for the manufacture and delivery of product materials required for the  Company's  pre-clinical  and  toxicology  programs and initial clinical trials.

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

As  described  in Note  10,  the  Company  entered  into a  Securities  Purchase
Agreement  with  Xechem  on June  17,  2005  pursuant  to which  it  elected  to repurchase  2,886,563  shares of its common  stock from  Xechem,  for a purchase price of $2,309,250  effectively reducing the total outstanding shares of common stock of the Company.  As  additional  consideration  for the  transaction,  the
Company's  CEO  agreed to  forfeit an option to  purchase  43 million  shares of
Xechem,  which the Company has recorded as a contribution  of capital and a cost of the treasury  shares.  Xechem retained  500,000 shares of common stock of the
Company  but agreed  that it would only sell such  shares  subject to the volume restrictions of Rule 144,  regardless of whether or not such volume  limitations are applicable at the time of such sale.  Additionally,  the Securities Purchase
Agreement terminated the Spinoff Agreement.  Due to the substantial amounts that the Company has expended  for the  manufacture  of its proposed  product and the repurchase  of shares of its  common  stock on June 17,  2005 from  Xechem,  the
Company has determined that its available  capital  resources are not sufficient to sustain its planned  operations beyond December 31, 2005. These matters raise substantial  doubt about the Company's  ability to continue as a going  concern.
The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

There can be no assurance that management's plans to obtain additional financing to fund operations will be successful or that the successful  implementation  of the business plan will actually improve the Company's operating results.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The Company is a  development  stage  enterprise.  Accordingly,  the Company has included its  cumulative  statements of operations and cash flows for the period of August 11,  1986 (date of  inception)  to June 30,  2005 in  accordance  with
Statement of Financial  Accounting  Standards  ("SFAS")  No. 7  "Accounting  and
Reporting by Development Stage Enterprises."

The  Company's  net loss  available  to common  shareholders  as reported in its statement of operations for the period of August 11, 1986 (date of inception) to
June  30,  2005 is  $30,451,684  whereas  the  deficit  accumulated  during  its development  stage  as  reported  on its  balance  sheet  at  June  30,  2005 is
$29,540,098.  The  difference is a result of the  acquisition  of the Company by
Xechem and the  restatement of its assets and  liabilities to fair value,  which resulted  in the  Company's  accumulated  deficit,  net of  distributions,  from inception through December 31, 2003 (the date of merger for financial  reporting purposes) being  reclassified  to additional  paid-in  capital,  net of a deemed dividend to the preferred shareholders.

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

                                                                      For the Three-Month Period Ended
                                                                                  June 30,
                                                                     ---------------------------------
                                                                            2005               2004
                                                                     -------------        ------------
Net loss available to common stockholders                            $  (2,595,487)       $   (886,096)
Adjust: Stock-based employee compensation
        determined under the fair value method                             (15,485)                  -
                                                                     -------------        ------------
        Pro forma net loss                                           $  (2,610,972)       $   (886,096)
                                                                     =============        ============
Net loss per share available to common stockholders:
        Basic and diluted, as reported                               $       (0.22)       $      (0.21)
        Basic and diluted, pro forma                                 $       (0.23)       $      (0.21)

                                                                      For the Six-Month Period Ended
                                                                                  June 30,
                                                                     ---------------------------------
                                                                            2005               2004
                                                                     -------------        ------------
Net loss available to common stockholders                            $ (14,056,093)       $ (8,196,769)
Adjust: Stock-based employee compensation
        determined under the fair value method
                                                                           (28,799)         (5,497,358)
                                                                     --------------       ------------
        Pro forma net loss                                           $ (14,084,892)       $(13,694,127)
                                                                     ==============       ============

Net loss per share available to common stockholders:
        Basic and diluted, as reported                               $       (1.23)       $      (2.02)
        Basic and diluted, pro forma                                 $       (1.24)       $      (3.38)

The pro forma amounts that are disclosed in accordance with SFAS No. 123 reflect the  portion  of the  estimated  fair value of awards  that were  earned for the three-month and six-month periods ended June 30, 2005.

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

NET (LOSS) PER SHARE
Net loss per share is presented  under SFAS No. 128  "Earnings Per Share." Under
SFAS No. 128,  basic net loss per share is  computed  by  dividing  net loss per share available to common  stockholders by the weighted average shares of common stock  outstanding for the period and excludes any potential  dilution.  Diluted earnings  per share  reflect the  potential  dilution  that would occur upon the exercise  or  conversion  of all  dilutive  securities  into common  stock.  The computation of loss per share for the  three-month  and six-month  periods ended
June 30, 2005 excludes  potentially  dilutive securities because their inclusion would be anti-dilutive.

Shares of common stock  issuable upon the  conversion or exercise of potentially dilutive securities are as follows:

                                                  June 30,
                                         --------------------------
                                              2005           2004
                                         -----------    -----------
      Series A Preferred Stock             3,826,500              -
      Warrants                             4,239,900              -
      Options                                607,695      3,031,943
      Convertible Notes                    1,269,171              -
                                         -----------    -----------
      Total                                9,943,266      3,031,943
                                         ===========    ===========

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

NOTE 5 - PREPAID EXPENSES AND GRANT RECEIVABLE

Prepaid expenses and grant receivable  principally  consists of amounts due from the National  Institutes of Health for amounts  expended by the Company for work on its grant of approximately $82,000, unamortized premiums paid to carriers for insurance  policies,  and the  fair  value of  common  stock  and  nonrefundable retainer paid as compensation for ongoing financial consulting.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses at June 30, 2005 are as follows:

       Financial investor relations fees          $ 288,278
       Research expenses, miscellaneous              48,281
       Clinical development expenses                116,593
       Legal fees                                    42,875
       Interest on convertible notes                 50,151
                                                  ---------
       Total                                      $ 546,178
                                                  =========

In  connection  with the sale of Units in a private  placement,  pursuant to the placement agent agreement, the Company had agreed to spend up to 3% of the gross proceeds  from  its  private  placement  on  financial  and  investor  relations activities,  all of which was accrued and charged to additional  paid-in capital upon each closing of the private placement.

NOTE 7 - COMMON  STOCK  REPURCHASED  UNDER  VARIABLE  SHARES PUT RIGHT AND SHARE
PURCHASE AGREEMENT

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

The Spinoff  Agreement,  as amended,  provides for the Company to redeem, out of the proceeds of future  financing  transactions,  an aggregate of  $2,000,000 of shares of common stock of the Company held by Xechem (the  "Variable  Shares Put
Right").  Pursuant to the terms of the Variable Shares Put Right, the Company is obligated  to use the  first  25%  (adjusted  to 10% of the  proceeds  from  the
Company's private placement initiated in December 2004 and concluded in February
2005) of the gross proceeds received in such financing transactions to redeem an equivalent  number of shares of common stock held by Xechem,  that is derived by dividing  such proceeds by the price per share of common stock of the Company at which such  financing  transaction  is  consummated.  If there is any  remaining
Variable  Shares Put Right on March 31, 2006,  Xechem will have the right to put the  remaining  portion of the shares held for sale back to the Company at $2.50 per share to cover any  deficiency.  Through  February  11,  2005,  the  Company redeemed 511,650 shares of its common stock for $1,279,125, which represents 10%
of the gross  proceeds  that the Company  received from the sale of Units in the private  placement  transactions  that  were  initiated  in  December  2004  and completed February 11, 2005.

On June 17, 2005, the Company entered into a Securities  Purchase Agreement with
Xechem  pursuant to which the  Company  repurchased  2,886,563  shares of common
stock  from  Xechem,   for  a  purchase  price  of  $2,309,250.   As  additional
consideration,  William  Pursley,  the  Company's  Chairman and Chief  Executive
Officer,  agreed to surrender  options to purchase  43,000,000  shares of common stock of Xechem for which the Company  recorded as a contribution to capital and which was included in the cost of the treasury stock.  Xechem  retained  500,000 shares of common  stock of the  Company  but agreed that it would only sell such shares subject to the volume  restrictions of Rule 144, regardless of whether or
not  such  volume   limitations  are  applicable  at  the  time  of  such  sale.
Additionally,   the  Securities   Purchase  Agreement   terminated  the  Spinoff
Agreement.

The  Company  accounted  for its  redemptions  of the  aforementioned  shares as treasury  stock  transactions,  at cost.  Effective  June 17, 2005,  the Company retired  the  shares  of common  stock it held in  treasury  acquired  under the
Variable  Shares Put Right and  purchased  pursuant to the  Securities  Purchase
Agreement.

NOTE 8 - CONVERTIBLE NOTES

Pursuant to an offer dated October 22, 2004 as amended  November 15, 2004,  made to the holders of the Company's convertible notes, the Company issued $1,111,240 of its convertible  notes due December 8, 2005 which are convertible into shares of the  Company's  common  stock at $1.25  per  share  in  amounts  equal to the outstanding  principal under the notes  cancelled,  plus accrued interest at 10%
through the date of conversion (the "Convertible  Notes").  Since the fair value of the Company's  common stock on the date of exchange was $2.50 per share,  the
Company recorded an original issuance discount equal to the principal balance of the notes,  which  represents the intrinsic value of this beneficial  conversion feature.  The intrinsic  value of the  beneficial  conversion  feature was being amortized as non-cash  interest  expense over the term of the Convertible  Notes through  December 8, 2005.  During the three-month  and six-month  periods ended
June 30, 2005, the Company amortized $32,116 and $254,460,  respectively, of the intrinsic  value of the  beneficial  conversion  feature  which is  included  in non-cash interest expense in the accompanying statement of operations.

In April 2005, the Company  renegotiated  certain terms of the Convertible Notes
(the  "Amended  Notes") to extend  the  maturity  date  until  July 3, 2006.  In exchange the Company (1) increased the contractual  interest rate on the Amended
Notes  effective  December 8, 2005 to 12% and (2) reduced the conversion rate to
$0.75 from $1.25 per share. In addition, the Company's right to call the Amended
Notes was  eliminated.  The Company  accounted  for the  issuance of the Amended
Notes in  accordance  with the  guidelines  enumerated  in EITF Issue No.  96-19
"Debtor's  Accounting for a Modification or Exchange of Debt  Instruments." EITF
96-19  provides  that a  substantial  modification  of terms in an existing debt instrument  should be accounted for like, and reported in the same manner as, an extinguishment of debt. Further, EITF 96-19 indicates that the modification of a debt  instrument by a debtor and a creditor in a non-troubled  debt situation is deemed to have been  accomplished  with debt instruments that are  substantially different if the present value of the cash flows under the terms of the new debt instrument  is at least 10  percent  different  from  the  present  value of the remaining  cash flows under the terms of the original  instrument at the date of the modification.

The Company evaluated its issuance of the Amended Notes to determine whether the increase in interest rate,  extension of the maturity date, and reduction in the conversion  price  resulted in the issuance of a  substantially  different  debt instrument.  The Company  determined  that after giving effect to the changes in these features, including the substantial increase in the intrinsic value of the beneficial  conversion  feature that resulted from reducing the conversion price that it had issued a substantially  different debt instrument that resulted in a constructive  extinguishment of the original debt instrument.  Accordingly,  the
Company recorded a gain on the  extinguishment of debt in the amount of $311,281
that  is  included  in  the  accompanying   statements  of  operations  for  the
three-month and six-month periods ended June 30, 2005.

Since the fair value of the Company's  common stock on the date of amendment was
$4.00 per share, the Company recorded an original issuance discount equal to the intrinsic value of this beneficial conversion feature,  limited to the principal balance of the Amended Notes.  The intrinsic value of the beneficial  conversion feature is being  amortized  as non-cash  interest  expense over the term of the
Amended Notes through July 3, 2006. During the three-month and six-month periods ended June 30, 2005, the Company  amortized  $157,701 of the intrinsic  value of the beneficial conversion feature which is included in non-cash interest expense in the accompanying statement of operations.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

MANUFACTURING AND SUPPLY AGREEMENT
Effective April 11, 2005, the Company entered into an exclusive  manufacture and supply agreement to purchase its product  requirements from Bachem.  The Company intends  to use  these  clinical  materials  to  conduct  pre-clinical  studies, toxicology  tests and initial human clinical trials during the next nine months.
The  estimated  cost of  producing  all of the  materials  that the Company will require under the manufacture and supply agreement is approximately  $7,000,000.
The agreement also provides for Bachem to receive royalty payments in the amount of the lesser of 5% of "net sales" (as defined in the agreement) or $10 million,
$15  million or $25  million,  in the first,  second and third (and  thereafter)
years of the agreement, respectively.

To  date,  the  Company  has  made  payments  to  Bachem  in  the  aggregate  of approximately  $1.9  million to fund the  production  of certain  compounds  for initial  pre-clinical  and  toxicology  studies that are  required  steps in the
Company's  drug  validation  process.  The Company  charged  the  aforementioned payments to research and development expenses during the year ended December 31,
2004  (approximately  $0.8 million) and the six-month period ended June 30, 2005
(approximately  $1.1 million).  Balances  remaining on the purchase  commitments made through June 30, 2005 are approximately $2.8 million with terms calling for payment through the quarter ending March 31, 2006.

NOTE 10 - EQUITY TRANSACTIONS

During  the  six-month  period  ended  June 30,  2005,  the  Company  issued the following unregistered securities.

PRIVATE PLACEMENT
On January 5, 2005 and January 18, 2005 the Company  held  closings  pursuant to the terms of a Confidential Private Placement Memorandum dated October 22, 2004, as supplemented  November 16, 2004 and received gross proceeds of $1,208,750 and
$1,906,250,  respectively,  from the sale of 48.35 and 76.25  Units to 75 and 34 investors,  respectively.  On January 31, 2005 and  February 3, 2005 the Company
held  additional  closings under the Private  Placement and sold an aggregate of
224.48 Units to 86 investors and received gross  proceeds of $5,612,000,  and on
February 11, 2005 sold 17.50 Units to 4 investors and received gross proceeds of
$437,500.  Each Unit  consists  of one share of Series A  Preferred  Stock and a three-year  warrant to purchase common stock, par value $0.0001 per share of the
Company  at  $2.50  per  share.  Each  share  of  Series  A  Preferred  Stock is convertible  into 10,000  shares of common stock and each  warrant  entitles the holder to purchase 5,000 shares of common stock.

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

The Company issued the  aforementioned  warrants with registration  rights which provide, among other things, that the Company will file a registration statement under the  Securities  Act on or  before a date  which is sixty  days  after the closing  time.  The Company  filed a "resale"  registration  statement  with the
Securities  and Exchange  Commission  on February 11, 2005,  within the required timeframe.  Substantially  all of the Company's  warrants are exercisable by the holders at any time irrespective of whether the registration  statement has been declared  effective.  In addition,  the Company is not (and never is)  precluded from delivering  unregistered stock to any warrant holder who elects to exercise their  warrants  in the event that the  Company's  registration  statement  with respect to the stock  issuable  pursuant to such  warrants has not been declared effective.

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

COMMON STOCK ISSUED UPON CONVERSION OF SERIES A PREFERRED STOCK
During the six month  period  ended June 30,  2005,  1,290,000  shares of common stock were issued upon conversion of 129 shares of Series A Preferred Stock.

ISSUANCES OF WARRANTS
On March 16,  2005,  as a result of an  amendment  to the private  placement  to increase the maximum  offering  amount to $12.0 million from $6.0  million,  the
Company granted the original  shareholders of Medallion Crest  Management,  Inc.
five-year  warrants  to  purchase  925,000  shares of common  stock at $1.25 per share.

OPTIONS AND WARRANTS GRANTED PURSUANT TO 2004 INCENTIVE STOCK PLAN
During  November 2004, the Company  granted an option to an employee to purchase shares  of  common  stock  in an  amount  equal  to  1/2%  of its  common  stock outstanding upon the closing of the Company's private placement. Pursuant to the terms of the 2004  Incentive  Stock Plan under which these options were granted, the options have an exercise price of $2.50 per share,  the fair market value on the date of grant and such options vest over four years.  Upon completion of the
Company's  private  placement on February 11, 2005, the Company  determined that
78,195 shares of common stock were subject to this option. The Company accounted for this option using  variable plan  accounting  in accordance  with APB No. 25 since the number of shares of common stock  subject to this option was not known at the date of grant. Accordingly, the Company recorded deferred compensation of
$293,231  for the excess of the fair value of the common stock over the exercise price of which $48,872 was amortized through June 30, 2005.

On  February  10,  2005,  the  Company  issued a  fully-vested,  non-forfeitable five-year  warrant to purchase  37,500  shares of its common  stock at $6.50 per share for 12,500  shares,  $8.00 per share for 12,500 shares and $9.50 per share for 12,500 shares,  to an investor  relations firm for services  provided during the  three-month  period ended March 31, 2005.  The Company's  common stock must trade at or above  $8.00  per share  for ten  consecutive  days in order for the holder to exercise their right to purchase the shares underlying the warrant. In addition, if the Company's common stock trades at less than $0.67 per share, the holder  of the  warrants  may  request  a buyout  of the  warrant  for a $10,000 payment. The Company recorded a $172,750 charge to operations for the fair value of these warrants.

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

On March 7, 2005,  the Company  issued a three-year  warrant to purchase  15,000 shares of its common stock at $5.00 per share to a financial  relations firm for services  provided  during March 2005. The Company  recorded a $61,650 charge to operations for the fair value of this warrant.

COMMON STOCK ISSUED UPON CASHLESS EXERCISE OF WARRANTS
On February 15, 2005, a warrant holder exercised their right to purchase 187,500 shares of the  Company's  common  stock at $3.05 per  share  through a  cashless exercise  whereby in exchange  for the exercise  price of $571,875,  the Company withheld from issuing  87,309  shares of common stock  issuable upon exercise of this  warrant  based upon a fair market  value of $6.55 per share on the date of exercise. Consequently, the Company issued 100,191 shares of common stock to the warrant holder.

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

COMMON STOCK ISSUED UPON EXERCISE OF WARRANTS
On March 15, 2005, the Company issued 5,000 shares of common stock upon exercise of a warrant at an exercise price of $1.25 per share.

COMMON STOCK ISSUED FOR FINANCIAL SERVICES
Pursuant to a letter  agreement  dated May 20, 2005,  the Company  issued 25,000 shares of common stock as initial compensation for financial consulting services to be provided the Company.  The fair value of these  shares,  which  amounts to
$75,000  at date of  issuance,  is  characterized  as a prepaid  expense  in the accompanying balance sheet at June 30, 2005.

TREASURY SHARES ACQUIRED AND RETIRED
Pursuant to the Variable  Shares Put Right  obligation  contained in the Spinoff
Agreement  with Xechem,  the Company  repurchased  366,580  shares of its common stock from  Xechem  during the  three-month  period  ended  March 31,  2005.  In addition,  pursuant to a Securities  Purchase Agreement entered into with Xechem effective June 17, 2005, the Company repurchased  2,886,563 shares of its common stock from Xechem. The Company accounted for these share repurchases as treasury stock  transactions,  at cost. Xechem retained 500,000 shares of common stock of the Company but agreed that it would only sell such shares subject to the volume restrictions of Rule 144,  regardless of whether or not such volume  limitations are applicable at the time of such sale.  Additionally,  the Securities Purchase
Agreement terminated the Spinoff Agreement.

Effective June 17, 2005, the Company retired all 3,398,213  shares of its common stock held in treasury.

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

During the  three-month  period ended June 30, 2005,  the Company  obtained from substantially  all of the  original  shareholders  a waiver of their rights with respect to the  contingent  consideration  and release of the  Company  from its obligations  there  under.  The Company  agreed to the issuance of up to 100,000 shares of its common stock at fair market value to certain original shareholders in connection with their releases.

NOTE 11 - SUBSEQUENT EVENTS

COMMON STOCK ISSUED UPON CONVERSION OF SERIES A PREFERRED STOCK
Subsequent to June 30, 2005,  the Company  issued 210,000 shares of common stock upon conversion of 21 shares of Series A Preferred Stock.

LEGAL PROCEEDINGS
On July 26, 2005 Xmark  Opportunity  Fund, L.P. and Xmark Opportunity Fund, Ltd.
filed an action in the United States District Court for the Southern District of
New York (No. 05-CV-6696) against the Company and William Pursley, the Company's
Chief  Executive  Officer,  alleging  breach of contract,  breach of the implied covenant  of good faith and fair  dealing,  detrimental  reliance,  and  quantum meruit/unjust  enrichment related to the Company's  registration of Common Stock to be  offered  for  sale  by the  plaintiffs  and  seeking  damages  under  the
Securities   Exchange  Act  of  1934,   specific   performance   of  plaintiff's
subscription  agreement  entered into in connection  with the Company's  private
placement  of  securities   completed  on  February  11,  2005,  damages  in  an
unspecified amount, punitive damages, interest, costs, and expenses. The Company believes that the claims are without merit and intends to move for dismissal.

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

CAPITAL RESOURCES AND CASH REQUIREMENTS

In  February  2005,  we  completed  our private  placement  of an  aggregate  of approximately  $12.8  million of  securities  (approximately  $9.2 million after expenses of approximately $2.3 million and following the required  repurchase of common stock for  approximately  $1.3 million from our former parent as required by our spinoff  agreement) through the sale of 511.65 Units at $25,000 per unit, with  each  Unit  consisting  of one  share of  Series A  Preferred  Stock and a detachable transferable,  three-year warrant to purchase shares of common stock.
Each share of Series A  Preferred  Stock is  convertible  initially  into 10,000 shares of common  stock at any time.  The Unit  warrants  entitled the holder to purchase  5,000 shares of common stock  during the  three-year  period after the date of issuance, at an exercise price of $2.50 per share.

In addition to 511,650 shares of Common Stock  repurchased  from Xechem pursuant to our spinoff  agreement for  approximately  $1.3 million,  on June 17, 2005 we
elected  to  repurchase  an   additional   2,886,563   shares  from  Xechem  for
approximately  $2.3  million  which  reduced  the  number of shares  issued  and outstanding at a per share price significantly below market value.

In April 2005 we entered  into a  manufacture  and supply  agreement  to provide materials for both our pre-clinical  and toxicology  studies and to initiate our human  clinical  trials for our  proposed  product,  Myodur,  to treat  muscular dystrophy. We do not anticipate that we will have sufficient capital to purchase materials necessary to continue our long-term  toxicology studies or to complete our initial human clinical trials for Myodur  currently  expected to commence in
2006.  In  addition,  our planned  activities  for the  foreseeable  future will require us to engage additional  consultants and contract research organizations
to  support  our  clinical  development  programs,   and  additional  personnel,
including  management,  with  expertise  in areas such as  preclinical  testing, clinical trial design and  management,  regulatory  affairs,  manufacturing  and marketing.  We will  need to raise  substantial  additional  capital  for  these purposes  and to  continue  funding  the  development  of  Myodur  and our other products.  In the absence of the availability of financing from additional sales of our securities on a timely basis,  we could be forced to materially  curtail, limit, or cease our operations.

After giving effect to our  repurchase of shares of Common Stock from Xechem and the additional commitments  associated with our planned activities,  our current capital  resources  are not  sufficient  to allow us to execute our  development
plans  without  raising  substantial   additional  funds.  These  matters  raise
substantial doubt about our ability to continue as a going concern.

RESEARCH, DEVELOPMENT, AND MANUFACTURING

Currently our primary  efforts are moving our lead product,  Myodur,  into phase
I/II  clinical  trials for  Duchenne's  muscular  dystrophy.  We plan to use our available cash to continue the  pre-clinical  development  of our  technologies, which  primarily  includes the  manufacture of Myodur,  conducting  pre-clinical tests and  toxicology  studies,  compiling,  drafting and  submitting an IND for
Myodur,  and preparing for  initiation  of Phase I/II human  clinical  trials in
2006,  if approved by the Food and Drug  Administration  ("FDA").  As  resources permit,  we may also fund other working  capital needs.  We presently  expect to file our  investigational new drug application ("IND") for Myodur before the end of 2005,  and initiate our human  clinical  trials  during the first  quarter of
2006.

We do not have, and do not intend to establish, our own manufacturing facilities to produce ours product  candidates in the near or mid-term.  We outsourced  the manufacturing  of our  proposed  product,  Myodur,  to  contract  manufacturers.
Following  placement of an initial  purchase order for product during the end of
2004,  the Company  learned  that the  quantity  and  delivery  time of clinical materials  required would cause the manufacturing  costs of its proposed product to exceed initial  estimates.  As a result of discussions  with its manufacturer during the latter part of the first  quarter of 2005,  the Company has increased
its  anticipated   capital   requirements  that  will  need  to  be  devoted  to
manufacturing  of its proposed  product.  On April 18, 2005,  we entered into an exclusive  manufacture  and supply  agreement with Bachem AG ("Bachem")  whereby
Bachem is, in addition to cash payments, entitled to receive royalty payments in the amount of the lesser of 5% of "net sales" (as defined in the  agreement)  or
$10  million,  $15  million or $25  million in the first,  second and third (and thereafter)  years of the agreement,  respectively.  During the six month period ended June 30, 2005, we paid approximately $1.1 million to Bachem and others for the proposed  product and related  materials  and as of June 30,  2005,  we have purchase commitments over the next nine months of an additional $3.8 million for the manufacturer and delivery of product materials required for our pre-clinical and toxicology  programs and initial clinical  trials.  We expect to continue to incur  significant  expenditures  for the foreseeable  future to manufacture our proposed product Myodur.

We have also  incurred  expenses to  initiate  and expand our  pre-clinical  and toxicology  programs.  We  anticipate  spending an  additional  $3.1 million for ongoing and  additional  pre-clinical  and  toxicology  studies  and  consulting support through 2005.

EMPLOYEES

As of August 11, 2005, we had ten full-time employees, all of whom are full-time employees,  one of whom focuses on and  coordinates our research  program,  five that focus on and coordinate  clinical and regulatory  strategy and  operations, one in business and corporate development, and three in management, finance, and administration.  Three of our employees have doctorate and/or M.D.  degrees.  As our current  business  strategy is primarily to  coordinate  research,  clinical
developments,   and  manufacturing  activities  by  third  parties,  we  do  not anticipate  hiring a significant  number of additional  employees  over the next twelve months.

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

We plan to expand and secure laboratory facilities for our own internal research activities.  Suitable laboratory facilities have been identified and efforts are underway to negotiate the lease and purchase of research equipment  necessary to continue our internal research activities.  We are currently conducting research in various academic  settings,  primarily at the State University of New York at
Stony Brook and the Health Science Center at Downstate Medical Center. Our plans include continuing this practice in addition to expanding the use of third-party research organizations and facilities to meet specific needs.

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

There have been no changes in our internal  controls  over  financial  reporting during our most  recent  fiscal  quarter  that has  materially  affected,  or is reasonably  likely to materially  affect,  our internal  control over  financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On July 26, 2005 Xmark  Opportunity  Fund, L.P. and Xmark Opportunity Fund, Ltd.
filed an action in the United States District Court for the Southern District of
New York (No.  05-CV-6696)  against our company and William  Pursley,  our Chief
Executive Officer,  alleging breach of contract,  breach of the implied covenant of good faith and fair dealing,  detrimental reliance, and quantum meruit/unjust enrichment related to our registration of Common Stock to be offered for sale by the  plaintiffs and seeking  damages under the Securities  Exchange Act of 1934, specific  performance  of  plaintiff's  subscription  agreement  entered into in connection  with our private  placement of securities  completed on February 11,
2005, damages in an unspecified amount, punitive damages,  interest,  costs, and expenses.  We believe  that the claims are without  merit and intend to move for dismissal.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During  the  period  covered by this  Report,  we have not  issued  unregistered securities which have not been "previously reported" as defined in Rule 12b-2 of the Exchange Act.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

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

ITEM 6.        EXHIBITS

Exhibit
Number         Description
-------        -----------

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

4.9            Form of Subscription Agreement  (incorporated herein by reference to Exhibit 4.6 to the Form SB-2)

4.10           Securities Purchase Agreement, dated June 17, 2005 by and between the Company,  Xechem and William Pursley  (incorporated herein by reference to Exhibit  99.01 to the  Company's  Current  Report on
               Form 8-K filed on June 20, 2005)

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

10.13          Indemnification  Agreement,  dated June 1, 2004,  by and  between
               Leonard Mudry and the Company  (incorporated  herein by reference to Exhibit 10.12 to the Form SB-2)

10.14          Manufacture  and Supply  Agreement  entered  into as of April 18,
               2005 by and among Peninsula  Laboratories Inc., Bachem AG, Bachem
               Americas and the Company  (incorporated  by  reference  herein to
               Exhibit  10.14 to the Company's  Quarterly  Report on Form 10-QSB
               for the quarter ended March 31, 2005)

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

                                    CEPTOR CORPORATION

Dated: August 12, 2005              By: /s/ William H. Pursley
                                       -----------------------------------------
                                    William H. Pursley
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)

Dated: August 12, 2005              By: /s/ Donald W. Fallon
                                       -----------------------------------------
                                    Donald W. Fallon
                                    Chief Financial Officer, Senior Vice
                                    President, Finance and Administration
                                    and Secretary (Principal Financial Officer
                                    and Principal Accounting Officer)

