Form 10QSB
period 2005-09-30
CepTor CORP
filed 2005-11-15
CIK 1231472

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE OF
       1934

                For the quarterly period ended September 30, 2005

|_|    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________________ to __________________

                       Commission file number: 333-105793

                               CEPTOR CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                         11-2897392
--------------------------------------------------    --------------------------
(State or Other Jurisdiction of Incorporation or         (I.R.S. Employer
          Organization)                                 Identification No.)

             200 International Circle, Suite 5100
                    Hunt Valley, Maryland                      21030
--------------------------------------------------    --------------------------
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
Yes |X| No |_|

                Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

                As of  November 14,  2005,  there were  10,950,303 shares of the issuer's common equity outstanding.

                Transitional  Small Business  Disclosure Format (Check one):
Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I        FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)...........................    1

              Condensed Balance Sheets - September 30, 2005 and
              December 31, 2004

              Condensed Statements of Operations for the three months
              ended September 30, 2005 and 2004, for the nine months
              ended September 30, 2005 and 2004 and for the period from
              August 11, 1986 (date of inception) to September 30, 2005

              Condensed Statement of Changes in Stockholders' Deficiency
              for the nine months ended September 30, 2005

              Condensed Statements of Cash Flows for the nine months
              ended September  30, 2005 and 2004 and for the  period
              from August 11, 1986 (date of inception) to September 30,
              2005

              Notes to Condensed Financial Statements

     Item 2.  Management's Discussion and Analysis or Plan of Operation..  20

     Item 3.  Controls and Procedures....................................  22

Part II       OTHER INFORMATION

     Item 1.  Legal Proceedings........................................... 23

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. 23

     Item 4.  Submission of Matters to a Vote of Security Holders......... 23

     Item 6.  Exhibits.................................................... 24

                                       i

                                                       PART I
                                                FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                                 CEPTOR CORPORATION
                                            (A DEVELOPMENT STAGE COMPANY)
                                              CONDENSED BALANCE SHEETS

                                                                               SEPTEMBER 30, 2005     DECEMBER 31, 2004
                                                                                  (UNAUDITED)
                                                                               ------------------     -----------------
ASSETS

Current Assets:
    Cash and cash equivalents                                                      $    149,174        $  1,331,513
    Prepaid expenses and other current assets                                           115,001             107,729
                                                                                   -------------       -------------
     Total current assets                                                               264,175           1,439,242

Property and equipment, net                                                              60,206              60,615
Security deposit                                                                         18,511              18,511
                                                                                   -------------       -------------

TOTAL ASSETS                                                                       $    342,892        $  1,518,368
                                                                                   =============       =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
    Accounts payable                                                               $  1,012,007        $     58,266
    Accrued expenses                                                                  1,545,764             315,237
    Convertible notes                                                                   343,708                --
    Common stock subject to repurchase under variable shares put right                     --             1,637,325
                                                                                   -------------       -------------
      Total current liabilities                                                       2,901,479           2,010,828

Convertible notes                                                                          --                56,821

                                                                                   -------------       -------------
TOTAL LIABILITIES                                                                     2,901,479           2,067,649
                                                                                   -------------       -------------

Commitments and contingencies

Stockholders' Deficiency:
    Preferred stock, $0.0001 par value; authorized 20,000,000 shares, issued and outstanding - 254.15 and 145.07  shares of Series A Convertible  Preferred
      Stock  at  September 30, 2005 and December 31, 2004, respectively;
      liquidation preference - $6,353,750 and $3,626,750, respectively                6,353,750           3,626,750
    Common stock, $0.0001; authorized 100,000,000 shares, issued and outstanding - 10,552,944 at September 30, 2005 and 10,539,161, net
      of 401,305 shares subject to put right at December 31, 2004                         1,055               1,054
    Subscriptions receivable on common stock                                               --                  (303)
    Deferred compensation                                                              (404,532)           (624,750)
    Additional paid-in capital                                                       25,533,697          12,294,648
    Treasury stock, 145,070 shares, at December 31, 2004, at cost                          --              (362,675)
    Deficit accumulated during the development stage                                (34,042,557)        (15,484,005)
                                                                                   -------------       -------------
      Total stockholders' deficiency                                                 (2,558,587)           (549,281)
                                                                                   -------------       -------------

TOTAL LIABILITIES AND STOCKHOLDERS'
    DEFICIENCY                                                                     $    342,892        $  1,518,368
                                                                                   =============       =============
(See Notes to Condensed Financial Statements)

                                                 CEPTOR CORPORATION
                                            (A DEVELOPMENT STAGE COMPANY)
                                         CONDENSED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)

                                                                                                              CUMULATIVE
                                                                                                               AUGUST 11,
                                                                                                                  1986
                                                        THREE MONTHS ENDED           NINE MONTHS ENDED          (DATE OF
                                                           SEPTEMBER 30,               SEPTEMBER 30,          INCEPTION) TO
                                                ---------------------------     --------------------------    SEPTEMBER 30,
                                                    2005             2004            2005           2004          2005
                                                -----------     -----------     ------------    ----------   ----------------
REVENUES:

   Other income                                 $          -    $          -    $          -   $         -      $     75,349

OPERATING EXPENSES:
   Research and development                        3,309,554         508,749       6,123,918       785,810         8,717,774
   In-process research and development                     -               -               -     5,034,309         5,034,309
   General and administrative                        987,247         430,848       2,957,701     3,030,980         9,510,334
   Gain on extinguishment of debt                          -               -        (311,281)            -          (311,281)
   Non-cash interest expense                         186,007         386,000         598,168       643,333         1,916,743
   Interest expense, net of interest income           19,651          29,089          25,546        57,023            60,997
                                                ------------     -----------     -----------   -----------      -----------
   Total operating expenses                        4,502,459       1,354,686       9,394,052     9,551,455        24,928,876
                                                ------------     -----------     -----------   -----------      -----------

NET LOSS                                          (4,502,459)     (1,354,686)     (9,394,052)   (9,551,455)      (24,853,527)

   Deemed preferred stock dividends                        -              -       (9,164,500)            -       (10,100,616)
                                                ------------     -----------    ------------   -----------      ------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS       $ (4,502,459)    $(1,354,686)   $(18,558,552)  $(9,551,455)     $(34,954,143)
                                                ============     ===========    ============   ===========      ============

   Basic and diluted loss per common share      $      (0.46)    $     (0.31)   $      (1.76)   $    (2.28)

   Weighted-average common shares outstanding      9,786,241       4,440,642      10,515,243     4,180,829

(See Notes to Condensed Financial Statements)

                                                         CEPTOR CORPORATION
                                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                                             (UNAUDITED)

                                                              PREFERRED STOCK            COMMON STOCK        SUBSCRIP-    DEFERRED
                                                             -----------------        -------------------      TION        COMPEN-
                                                             SHARES     AMOUNT        SHARES       AMOUNT    RECEIVABLE    SATION
                                                             ------     ------        ------       ------    ----------    ------

BALANCE, JANUARY 1, 2005                                  145.07       $3,626,750   10,539,161     $1,054     $(303)     $(624,750)

Preferred stock and warrants issued pursuant to
   units sold on January 5, 2005 in a private
   placement ($25,000)                                     48.35        1,208,750
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

(See Notes to Consolidated Financial Statements)

                                                         CEPTOR CORPORATION
                                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                                             (UNAUDITED)

                                                                                                   DEFICIT
                                                                                                 ACCUMULATED
                                                          ADDITIONAL      TREASURY STOCK         DURING THE        TOTAL
                                                           PAID-IN      -------------------      DEVELOPMENT    STOCKHOLDERS'
                                                           CAPITAL      SHARES      AMOUNT         STAGE         DEFICIENCY
                                                           -------      ------      ------         -----           ------

BALANCE, JANUARY 1, 2005                                  $12,294,648  145,070    $(362,675)   $(15,484,005)  $   (549,281)

Preferred stock and warrants issued pursuant to
   units sold on January 5, 2005 in a private
   placement ($25,000)                                       (159,359)                                           1,049,391
Deemed dividend of beneficial conversion feature
   of units sold January 5, 2005 in private
   placement                                                1,208,750                            (1,208,750)             -
Acquisition January 5, 2005 of treasury stock
   under put right ($2.50)                                              48,350     (120,875)                      (120,875)
Preferred stock and warrants issued pursuant to
   units sold on January 18, 2005 in a private
   placement ($25,000)                                       (252,624)                                           1,653,626
Deemed dividend of beneficial conversion feature
   of units sold January 18, 2005 in private
   placement                                                1,906,250                            (1,906,250)             -
Acquisition January 18, 2005 of treasury stock
   under put right ($2.50)                                              76,250     (190,625)                      (190,625)
Common stock issued January 2005 in connection
   with payment of legal fees ($3.04)                          69,998                                               70,000
Common stock issued January 2005 pursuant to
   amendment of placement agent agreement ($2.50)                 (15)                                                   -
Common stock issued February 2005 to advisors for
   past services ($6.25)                                       46,874                                               46,875
Preferred stock and warrants issued pursuant to
   units sold on February 3, 2005 in a private
   placement ($25,000)                                       (851,447)                                           4,760,553
Deemed dividend of beneficial conversion feature
   of units sold February 3, 2005 in private
   placement                                                5,612,000                             (5,612,000)            -
Acquisition February 3, 2005 of treasury stock
   under put right ($2.50)                                             224,480     (561,200)                      (561,200)
Preferred stock and warrants issued pursuant to
   units sold on February 11, 2005 in a private
   placement ($25,000)                                       (234,626)                                             202,874
Deemed dividend of beneficial conversion feature
   of units sold February 11, 2005 in private
   placement                                                  437,500                               (437,500)            -
Acquisition February 11, 2005 of treasury stock
   under put right ($2.50)                                              17,500      (43,750)                       (43,750)
Common stock issued February 2005 pursuant to
   cashless exercise of option ($3.05)                            (10)                                                   -
Common stock issued March 2005 upon conversion of
   preferred shares ($2.50)                                 1,099,956                                                    -

(See Notes to Consolidated Financial Statements)                                                                       (continued)

                                                                 3a

                                                         CEPTOR CORPORATION
                                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                                             (UNAUDITED)

                                                              PREFERRED STOCK            COMMON STOCK        SUBSCRIP-    DEFERRED
                                                             -----------------        -------------------      TION        COMPEN-
                                                             SHARES     AMOUNT        SHARES       AMOUNT    RECEIVABLE    SATION
                                                             ------     ------        ------       ------    ----------    ------

Payments received for common stock issued December
   2004 pursuant to exercise of options granted
   under spinoff agreement                                                                                      303
Common stock issued March 2005 pursuant to
   exercise of warrants ($1.25)                                                          5,000          1
Common stock issued April 2005 upon conversion of
   preferred shares ($2.50)                               (15.00)        (375,000)     150,000         15
Common stock issued May 2005 pursuant to financing
   letter agreement ($3.00)                                                             25,000          2
Common stock issued May 2005 upon conversion of
   preferred shares ($2.50)                               (41.00)      (1,025,000)     410,000         41
Common stock issued June 2005 upon conversion of
   preferred shares ($2.50)                               (29.00)        (725,000)     290,000         29
Capital contribution for repurchase of common
   stock pursuant to Stock Purchase Agreement
Common stock repurchased June 2005 pursuant to
   Stock Repurchase Agreement ($0.80)
Common stock issued July 2005 pursuant to
   Regulatory Milestone Plan ($2.70)                                                   100,000         10
Common stock issued July 2005 upon conversion of
   preferred shares ($2.50)                              (20.00)         (500,000)     200,000         20
Common stock issued August 2005 upon conversion of
   preferred shares ($2.50)                              (83.50)       (2,087,500)     835,000         84
Common stock issued September 2005 upon conversion
   of preferred shares ($2.50)                           (25.00)         (625,000)     250,000         25
Common stock issued September 2005 pursuant to
   Stock Purchase Agreement ($0.90)                                                     25,000          2
Retirement of treasury shares                                                       (3,398,213)      (340)
Reverse common stock subject to repurchase under
   variable shares put right at December 31, 2004                                      401,305         40
Stock option-based compensation for investor
   relation services rendered                                                                                              (620,700)
Stock option-based compensation for employees and
   directors                                                                                                               (293,231)
Fair value adjustment of stock options previously
   granted to non-employees                                                                                                 318,400
Amortization of deferred compensation                                                                                       815,749
Net loss
                                                       -------        ----------  ----------    --------     --------    -----------
BALANCE, SEPTEMBER 30, 2005                             254.15        $6,353,750  10,552,944    $  1,055     $      -    $ (404,532)
                                                       =======        ==========  ==========    ========     ========    ===========
(See Notes to Condensed Financial Statements)

                                                         CEPTOR CORPORATION
                                                    (A DEVELOPMENT STAGE COMPANY)
                                     CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                                             (UNAUDITED)

                                                                                                   DEFICIT
                                                                                                 ACCUMULATED
                                                          ADDITIONAL      TREASURY STOCK         DURING THE        TOTAL
                                                           PAID-IN      -------------------      DEVELOPMENT    STOCKHOLDERS'
                                                           CAPITAL      SHARES      AMOUNT         STAGE         DEFICIENCY
                                                           -------      ------      ------         -----         ----------

Payments received for common stock issued December
   2004 pursuant to exercise of options granted
   under spinoff agreement                                                                                                303
Common stock issued March 2005 pursuant to
   exercise of warrants ($1.25)                                 6,249                                                   6,250
Common stock issued April 2005 upon conversion of
   preferred shares ($2.50)                                   374,985                                                       -
Common stock issued May 2005 pursuant to financing
   letter agreement ($3.00)                                    74,998                                                  75,000
Common stock issued May 2005 upon conversion of
   preferred shares ($2.50)                                 1,024,959                                                       -
Common stock issued June 2005 upon conversion of
   preferred shares ($2.50)                                   724,971                                                       -
Capital contribution for repurchase of common
   stock pursuant to Stock Purchase Agreement                 424,818                                                 424,818
Common stock repurchased June 2005 pursuant to
   Stock Repurchase Agreement ($0.80)                                      2,886,563  (2,734,068)                  (2,734,068)
Common stock issued July 2005 pursuant to
   Regulatory Milestone Plan ($2.70)                          269,990                                                 270,000
Common stock issued July 2005 upon conversion of
   preferred shares ($2.50)                                   499,980                                                       -
Common stock issued August 2005 upon conversion of
   preferred shares ($2.50)                                 2,087,416                                                       -
Common stock issued September 2005 upon conversion
   of preferred shares ($2.50)                                624,975                                                       -
Common stock issued September 2005 pursuant to
   Stock Purchase Agreement ($0.90)                            22,498                                                  22,500
Retirement of treasury shares                              (4,012,853)    (3,398,213)  4,013,193                            -
Reverse common stock subject to repurchase under
   variable shares put right at December 31, 2004           1,637,285                                               1,637,325
Stock option-based compensation for investor
   relation services rendered                                 620,700                                                       -
Stock option-based compensation for employees and
   directors                                                  293,231                                                       -
Fair value adjustment of stock options previously
   granted to non-employees                                  (318,400)                                                      -
Amortization of deferred compensation                                                                                 815,749
Net loss                                                                                            (9,394,052)    (9,394,052)
                                                        -------------      ---------   --------   ------------    -----------
BALANCE, SEPTEMBER 30, 2005                               $25,533,697              -   $      -   $(34,042,557)   $(2,558,587)
                                                        =============      =========   ========   ============    ===========
(See Notes to Condensed Financial Statements)

                                                                 4a

                                                CEPTOR CORPORATION
                                          (A DEVELOPMENT STAGE COMPANY)
                                        CONDENSED STATEMENT OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                                          CUMULATIVE
                                                                                                       AUGUST 11, 1986
                                                                       FOR THE NINE MONTHS ENDED     (DATE OF INCEPTION)
                                                                              SEPTEMBER 30,                  TO
                                                                      ----------------------------      SEPTEMBER 30,
                                                                          2005            2004             2005
                                                                      ------------    ------------     --------------

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                              $ (9,394,052)   $ (9,551,455)   $(24,853,527)
Adjustments to reconcile net (loss) to net cash
used in operating activities:
   Depreciation and amortization                                            13,432           7,586          26,715
   Write-off of in-process research and development                              -       5,034,309       5,034,309
   Charge for stock option issued pursuant to spinoff agreement                  -       2,082,500       2,082,500
   Stock-based compensation to employees and directors                      98,449               -          98,449
   Stock-based compensation to nonemployees                              1,109,175               -       4,021,606
   Stock-based component of payment of legal fees                           70,000               -          70,000
   Stock-based component of litigation settlement                                -               -         422,000
   Gain on extinguishment of debt                                         (311,281)              -        (311,281)
   Non-cash interest expense                                               598,168         643,334       1,916,743
   Changes in assets and liabilities:
     Prepaid expenses & other current assets                            15,228        (201,596)        (92,501)
     Other assets                                                                -         (18,511)        (18,511)
     Accounts payable and accrued expenses                               2,184,268         264,209       2,581,429
                                                                     --------------    ------------    ------------
     Net cash used in operating activities                              (5,616,613)     (1,739,624)     (9,022,069)
                                                                     --------------    ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment                                        (13,023)        (68,769)        (86,921)
                                                                     --------------    ------------    ------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuances of common stock                                      6,250         929,231       1,136,502
Collections of subscriptions receivable                                        303               -             303
Net proceeds from issuances of preferred stock                           7,666,444               -      10,470,684
Acquisition of treasury stock under put right                             (916,450)              -      (1,279,125)
Acquisition of treasury stock under purchase agreement                  (2,309,250)              -      (2,309,250)
Distribution to shareholders                                                     -               -          (4,260)
Capital contributed by Xechem International, Inc.                                -         300,310         350,310
Proceeds from issuance of bridge loans                                           -       1,100,000       1,375,000
Expense of issuance of long term debt                                            -        (132,000)       (132,000)
Principal payments on bridge loans                                               -            --          (350,000)
                                                                     --------------    ------------    ------------
     Net cash provided by financing activities                           4,447,297       2,197,541       9,258,164
                                                                     --------------    ------------    ------------

Net increase in cash and cash equivalents                               (1,182,339)        389,148         149,174

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD                     1,331,513          68,374               -
                                                                     --------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD                        $    149,174     $   457,522     $   149,174
                                                                     ==============    ============    ============

(See Notes to Condensed Financial Statements)

                                               CEPTOR CORPORATION
                                          (A DEVELOPMENT STAGE COMPANY)
                                       CONDENSED STATEMENTS OF CASH FLOWS
                                                   (UNAUDITED)

                                                                                                   CUMULATIVE
                                                                                                  AUGUST 11, 1986
                                                                   FOR THE NINE MONTHS ENDED     (DATE OF INCEPTION)
                                                                          SEPTEMBER 30,                 TO
                                                                   -------------------------        SEPTEMBER 30,
                                                                      2005            2004             2005
                                                                   -----------   -----------     ------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Deemed dividend of the beneficial conversion feature
     of units sold in private placement                            $ 9,164,500   $         -        $10,100,616
   Issuance of 2,575,000 shares of common stock upon
     conversion of preferred shares                                  6,437,500             -          6,437,500
   Issuance of 100,000 shares of common stock pursuant
     to stock plan                                                     270,000             -            270,000
   Issuance of 25,000 shares of common stock as
     compensation for future financial planning                         22,500             -             22,500
   Issuance of 7,500 shares of common stock as
     compensation for past services                                     46,875             -             46,875
   Issuance of 25,000 shares of common stock as
     compensation for financial planning                                75,000             -             75,000
   Issuance of 23,000 shares of common stock in
     payment of accrued legal fees                                      70,000             -             70,000
   Capital contribution for repurchase of common stock
      pursuant to Stock Purchase Agreement                             424,818             -            424,818
   Issuance of 36,000 shares of common stock as debt
      issuance costs                                                         -             -             90,000
   Issuance of 451,597 shares of common stock to
     bridge loan investors and placement agent                               -             -            550,000
   Issuance of 167,610 shares up on conversion of
     convertible notes                                                       -             -            209,512
   Issuance of convertible notes in exchange for bridge
     loans and long-term debt plus accrued interest                          -             -          1,111,240

(See Notes to Condensed Financial Statements)

NOTE 1 - BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying  unaudited Condensed Financial Statements of CepTor Corporation
have been prepared in accordance with accounting  principles  generally accepted in the United States for interim  financial  information and the instructions to
Form 10-QSB. Accordingly,  they do not include all the information and footnotes required by accounting  principles  generally  accepted in the United States for complete  financial  statements.  In the opinion of management  all  adjustments
(which include only normal  recurring  adjustments)  necessary to present fairly the financial  position,  results of  operations  and cash flows for all periods presented have been made.  The results of operations  for the nine-month  period ended September 30, 2005 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2005.

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

Following the  acquisition  of the Company by Xechem,  the board of directors of
Xechem determined that Xechem lacked the resources to fully fund the development and regulatory approval of the Company's  technology.  As a result, the board of directors  of Xechem  determined  that is was in the best  interest  of Xechem's stockholders  to effect a spin-off of the Company  from  Xechem,  providing  the
Company  with an  independent  platform  to obtain  financing  and  develop  its technology.  As a result the Company, Xechem, and William Pursley,  Chairman and
CEO of the Company, entered into an agreement dated March 31, 2004, amended July
23, 2004 and November 17, 2004,  (the "Spinoff  Agreement"),  to provide for the separation of the Company from Xechem.  The Spinoff  Agreement  provided for the
Company's  separation from Xechem under a transaction  structured to include (i)
the  Company's  redemption  of a portion of it shares  held by Xechem out of the proceeds of future  financing under the Redemption  Variable Shares Put Right as described below in Note 7, (ii) the issuance and allocation of additional shares of common stock to Mr.  Pursley under the Founders' Plan and (iii) the Company's reverse  merger into a public  shell.  The  spin-off of the Company  from Xechem concurrent  with Mr.  Pursley's  exercise of his stock option and the  Company's reverse merger into Medallion was completed on December 8, 2004.

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

NOTE 3 - LIQUIDITY AND FINANCIAL CONDITION

The  Company's  net loss for the  nine-month  period  ended  September  30, 2005 amounted to $9,394,052,  which includes  $1,564,511 of non-cash  special charges primarily  associated  with the  Company's  issuance  of stock and common  stock purchase  warrants  and options for  services  rendered  and  non-cash  interest expense, offset by gain on the extinguishment of debt. The Company used net cash flows in its operating  activities of $5,616,613  during the  nine-month  period ending September 30, 2005. The Company's  development stage accumulated  deficit amounted to $34,042,557  at September 30, 2005. The Company  expects to continue incurring losses for the foreseeable future due to the inherent uncertainty that
is  related  to  establishing  the  commercial   feasibility  of  pharmaceutical
products. The Company will require substantial additional funding to support the development of its proposed  products and fund its operations while it continues its  efforts to  execute  its  business  plan.  The  Company  estimates  that it currently  does not have  sufficient  liquidity  to  sustain  operations  beyond
December 31, 2005.

The Company's  working  deficit at September  30, 2005  amounted to  $2,637,304.
During the nine-month  period ended September 30, 2005, the Company received net proceeds of $4,447,297  from  financing  activities,  including  (i)  $7,666,444
(gross  proceeds of $9,164,500 net of transaction  expenses of $1,498,056)  from the sale of preferred  stock and common stock purchase  warrants  ("Units") in a private  placement  transaction  (see Note 10), (ii) $6,250 from the exercise of
warrants,  and  (iii)  $303  from  subscriptions   receivable  pursuant  to  the
restricted  shares issued under the  Company's  Founders'  Plan during  December
2004.  From the net proceeds of the sale of the Units,  the Company  repurchased
3,253,143  shares of its common  stock,  par value $0.0001 per share from Xechem for $3,225,700  comprised of (i) $916,450 for 366,580 shares of its common stock pursuant  to the  terms  of a  redemption  obligation  (see  Note  7)  and  (ii)
$2,734,068  which  includes  $2,309,250 in cash and the  forfeiture of an option held by the  Company's  CEO to  purchase  43 million  shares of common  stock of
Xechem with a fair value of $424,818,  for an additional 2,886,563 shares of its common stock.

For the foreseeable  future, the Company's primary efforts will be on moving its lead product,  Myodur,  into phase I/II clinical trials for Duchenne's  muscular dystrophy. The Company plans to use its available cash resources to continue the pre-clinical  development  of its  technologies,  which  primarily  includes the manufacture of Myodur,  conducting  pre-clinical  tests and toxicology  studies, compiling,  drafting and  submitting  an  investigational  new drug  application
("IND") for Myodur,  and initiating phase I/II human clinical trials, if allowed by the Food and Drug Administration ("FDA"). As resources allow, the Company may also fund other working capital needs. The Company  presently  expects to submit its IND for Myodur in January  2006,  and  initiate  human  clinical  trials for
Myodur early in the second quarter of 2006.

The  Company  does  not  have,  and  does  not  intend  to  establish,  its  own manufacturing  facilities to produce its product  candidates in the  foreseeable future. The Company has outsourced the manufacturing of its proposed products to contract  manufacturers.  In April 2005,  the Company  entered into an exclusive manufacture  and supply  agreement  with Bachem AG ("Bachem")  whereby Bachem is entitled to receive  royalty  payments in the amount of the lesser of 5% of "net sales" (as defined in the agreement) or $10 million,  $15 million or $25 million in the  first,  second  and  third  (and  thereafter)  years  of the  agreement, respectively. During the nine-month period ended September 30, 2005, the Company incurred  approximately  $3.0 million for the costs of the proposed  product and related  materials of which  approximately  $1.3 million remains  unpaid.  As of
September  30,  2005,  the Company has  sufficient  materials  required  for the
Company's pre-clinical studies and initial toxicology programs and initial human clinical trials.

The Company may incur significant expenditures during the next twelve months for the cost to manufacture  the Company's  product Myodur for use in additional and follow-on  clinical,  toxicology  and other  testing.  Further,  if the  Company receives  regulatory  approval for any of its  products in the United  States or elsewhere,  it will incur  substantial  expenditures  to develop  manufacturing, sales, and marketing  capabilities  and/or to subcontract or joint venture these activities  with others.  There can be no  assurance  that the Company will ever recognize revenue or profit from any such products. In addition, the Company may
encounter   unanticipated   problems,   including   developmental,   regulatory,
manufacturing,  or  marketing  difficulties,  some of which  may be  beyond  its ability to resolve.  The Company may lack the  capacity to produce its  products in-house and there can be no assurances that it will be able to locate or retain suitable  contract  manufacturers  or be able to have them  produce  products at satisfactory prices.

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

Due to the substantial amounts that the Company has expended for the manufacture of its proposed product and the repurchase of shares of its common stock on June
17,  2005  from  Xechem,  the  Company  determined  that its  available  capital resources as of September  30, 2005 were not  sufficient  to sustain its planned operations  beyond  December  31,  2005.  In order  to  address  this  liquidity situation,  on October 7, 2005 the Company  entered into a common stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital"), pursuant to which
Fusion Capital has agreed, under certain conditions, to purchase on each trading day $25,000 of the  Company's  common stock up to an  aggregate,  under  certain
conditions,   of  $20  million  over  a  40-month  period,  subject  to  earlier termination  at the  discretion of the Company.  The Company is required to file and  have  declared  effective  a  registration  statement  with  the  SEC  as a precondition to receipt of any funds with respect to this transaction. There can be no assurance that the SEC will declare the registration  statement effective.
The  inability  of the  Company to obtain  financing  through  this or any other transaction  would have a material  adverse  effect on the  Company's  financial condition and its ability to sustain operations.

Additionally,  on October 27, 2005,  the Company  entered into a stock  purchase agreement for the sale of approximately 265,600 shares of its common stock under its Founders' Plan and received  $167,250  during  October 2005.  (See Note 11 -
Subsequent Events.)

The Company is continuing to seek  additional  capital  through  equity and debt offerings,  collaborative partnerships,  joint ventures and strategic alliances, both  within  the  United  States  and  abroad in an effort  to  accelerate  the development of its proposed products.

There can be no assurance that management's plans to obtain additional financing to fund operations will be successful which raises  substantial  doubt about the
Company's  ability to continue as a going concern.  The financial  statements do
not  include  any  adjustments   that  may  result  from  the  outcome  of  this
uncertainty.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The Company is a  development  stage  enterprise.  Accordingly,  the Company has included its  cumulative  statements of operations and cash flows for the period of August 11, 1986 (date of inception) to September 30, 2005 in accordance  with
Statement of Financial  Accounting  Standards  ("SFAS")  No. 7  "Accounting  and
Reporting by Development Stage Enterprises."

The  Company's  net loss  available  to common  shareholders  as reported in its statement of operations for the period of August 11, 1986 (date of inception) to
September 30, 2005 is  $34,954,143  whereas the deficit  accumulated  during its development  stage as  reported on its balance  sheet at  September  30, 2005 is
$34,042,557.  The  difference is a result of the  acquisition  of the Company by
Xechem and the  restatement of its assets and  liabilities to fair value,  which resulted  in the  Company's  accumulated  deficit,  net of  distributions,  from inception through December 31, 2003 (the date of merger for financial  reporting purposes) being  reclassified  to additional  paid-in  capital,  net of a deemed dividend to the preferred shareholders.

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

                                                      For the Three-Month Period Ended
                                                               September 30,
                                                      --------------------------------
                                                           2005             2004
                                                      -------------   ----------------

Net loss available to common stockholders              $(4,502,459)     $  (1,354,686)
Adjust: Stock-based employee compensation
        determined under the fair value method             (15,485)                 -
                                                       ------------   ---------------
        Pro forma net loss                             $(4,517,944)     $  (1,354,686)
                                                       ============   ===============

Net loss per share available to common stockholders:
         Basic and diluted, as reported                $     (0.46)     $       (0.31)
         Basic and diluted, pro forma                  $     (0.46)     $       (0.31)
                                                       ============   ================

                                                      For the Nine-Month Period Ended
                                                               September 30,
                                                      -------------------------------
                                                           2005             2004
                                                      ---------------  --------------

Net loss available to common stockholders              $(18,558,552)    $  (9,551,455)
Adjust:  Stock-based employee compensation
         determined under the fair value method
                                                            (44,285)       (5,497,358)
                                                       -------------- ---------------
         Pro forma net loss                            $(18,602,837)    $ (15,048,813)
                                                       ============== ===============

Net loss per share available to common stockholders:
         Basic and diluted, as reported                $      (1.76)    $       (2.28)
         Basic and diluted, pro forma                  $      (1.77)    $       (3.60)

The pro forma amounts that are  disclosed in accordance  with SFAS No. 123 reflect the portion of the estimated fair value of awards that were earned for the three-month and nine-month periods ended September 30, 2005.

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

NET (LOSS) PER SHARE
Net loss per share is presented  under SFAS No. 128  "Earnings  Per Share." Under SFAS
No. 128, basic net loss per share is computed by dividing net loss per share available to common  stockholders by the weighted average shares of common stock outstanding for the period and  excludes  any  potential  dilution.  Diluted  earnings per share reflect the potential  dilution that would occur upon the exercise or conversion of all dilutive  securities into common stock. The computation of loss per share for the  three-month  and nine-month  periods ended  September 30, 2005 excludes potentially dilutive securities because their inclusion would be anti-dilutive.

Shares of common stock  issuable upon the  conversion or exercise of potentially dilutive securities are as follows:

                                                   September 30,
                                               2005             2004
                                             ---------       ----------

           Series A Preferred Stock          2,541,500                -
           Warrants                          4,399,900                -
           Options                             646,695        3,031,943
           Convertible Notes                 1,299,476                -
                                             ---------       ----------
           Total                             8,887,571        3,031,943
                                             =========       ==========

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

In September 2005, the FASB ratified the Emerging  Issues Task Force's  ("EITF")
Issue No. 05-7,  "Accounting for Modifications to Conversion Options Embedded in
Debt Instruments and Related Issues",  which addresses whether a modification to a  conversion  option that  changes its fair value  affects the  recognition  of interest  expense for the associated debt instrument  after the modification and whether a borrower should recognize a beneficial  conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt
(for example,  the  modification  reduces the conversion  price of the debt). In
September  2005,  the FASB also ratified the EITF's Issue No. 05-8,  "Income Tax
Consequences of Issuing Convertible Debt with a Beneficial  Conversion Feature", which  discusses  whether the  issuance of  convertible  debt with a  beneficial conversion  feature  results in a basis  difference  arising from the  intrinsic value of the  beneficial  conversion  feature on the  commitment  date (which is recorded in  shareholder's  equity for book  purposes,  but as a  liability  for income tax purposes)  and, if so,  whether that basis  difference is a temporary difference under FASB Statement No. 109,  "Accounting for Income Taxes". Both of
these issues are effective for fiscal periods beginning after December 15, 2005.

The  Company is  currently  in the  process of  evaluating  the effect  that the adoption of these pronouncements will have on its financial statements.

NOTE 5 - PREPAID EXPENSES AND GRANT RECEIVABLE

Prepaid expenses and grant receivable primarily consists of unamortized premiums paid  to  carriers  for  insurance  policies,  amounts  due  from  the  National
Institutes of Health for amounts  expended by the Company for work on its grant, and  the  fair  value  of  common  stock  and  nonrefundable  retainer  paid  as compensation for ongoing financial consulting.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses at September 30, 2005 are as follows:

           Clinical development expenses                           $ 1,253,873
           Financial investor relations fees                           188,277
           Interest on convertible notes                                72,879
           Research expenses, miscellaneous                             28,386
           Other                                                         2,349
                                                                   -----------
           Total                                                   $ 1,545,764
                                                                   ===========

In  connection  with the sale of Units in a private  placement,  pursuant to the placement agent agreement, the Company had agreed to spend up to 3% of the gross proceeds from its private placement on financial investor relations  activities, all of which was accrued and charged to  additional  paid-in  capital  upon each closing of the private placement.

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

The Spinoff  Agreement,  as amended,  provides for the Company to redeem, out of the proceeds of future  financing  transactions,  an aggregate of  $2,000,000 in shares of common stock of the Company held by Xechem (the  "Variable  Shares Put
Right").  Pursuant to the terms of the Variable Shares Put Right, the Company is obligated  to use the  first  25%  (adjusted  to 10% of the  proceeds  from  the
Company's private placement initiated in December 2004 and concluded in February
2005) of the gross proceeds received in such financing transactions to redeem an equivalent number of shares of common stock held by Xechem,  derived by dividing such proceeds by the then price per share of the Company's common stock. Through
February 11, 2005, the Company  redeemed  511,650 shares of its common stock for
$1,279,125, which represents 10% of the gross proceeds that the Company received from the sale of Units in the private placement transactions that were initiated in December 2004 and completed February 11, 2005.

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

NOTE 8 - CONVERTIBLE NOTES

Pursuant to an offer dated October 22, 2004 as amended  November 15, 2004,  made to the holders of the Company's convertible notes, the Company issued $1,111,240 of its convertible  notes due December 8, 2005 which are convertible into shares of the  Company's  common  stock at $1.25  per  share  in  amounts  equal to the outstanding  principal under the notes  cancelled,  plus accrued interest at 10%
through the date of conversion (the "Convertible  Notes").  Since the fair value of the Company's  common stock on the date of exchange was $2.50 per share,  the
Company recorded an original issuance discount equal to the principal balance of the notes,  which  represents the intrinsic value of this beneficial  conversion feature.  The intrinsic  value of the  beneficial  conversion  feature was being amortized as non-cash  interest  expense over the term of the Convertible  Notes through  December 8, 2005.  During the three-month and nine-month  periods ended
September 30, 2005, the Company amortized $32,116 and $254,460, respectively, of the intrinsic  value of the beneficial  conversion  feature which is included in non-cash interest expense in the accompanying statement of operations.

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

The Company evaluated its issuance of the Amended Notes to determine whether the increase in interest rate,  extension of the maturity date, and reduction in the conversion  price  resulted in the issuance of a  substantially  different  debt instrument.  The Company  determined  that after giving effect to the changes in these features, including the substantial increase in the intrinsic value of the beneficial  conversion  feature that resulted from reducing the conversion price that it had issued a substantially  different debt instrument that resulted in a constructive  extinguishment of the original debt instrument.  Accordingly,  the
Company recorded a gain on the  extinguishment of debt in the amount of $311,281 that is included in the accompanying statements of operations for the nine-month period ended September 30, 2005.

Since the fair value of the Company's  common stock on the date of amendment was
$4.00 per share, the Company recorded an original issuance discount equal to the intrinsic value of this beneficial conversion feature,  limited to the principal balance of the Amended Notes.  The intrinsic value of the beneficial  conversion feature is being  amortized  as non-cash  interest  expense over the term of the
Amended  Notes  through  July 3, 2006.  During the  three-month  and  nine-month periods ended September 30, 2005, the Company  amortized  $186,007 and $343,708, respectively,  of the intrinsic value of the beneficial conversion feature which is  included in  non-cash  interest  expense in the  accompanying  statement  of operations.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

MANUFACTURING AND SUPPLY AGREEMENT Effective April 11, 2005, the Company entered into an  exclusive  manufacture  and supply  agreement  to purchase  its product requirements from Bachem. The Company intends to use these clinical materials to conduct  pre-clinical  studies,  toxicology tests and human clinical trials. The agreement also provides for Bachem to receive royalty  payments in the amount of the lesser of 5% of "net sales" (as defined in the  agreement)  or $10  million,
$15  million or $25  million,  in the first,  second and third (and  thereafter)
years of the agreement,  respectively.  Through  September 30, 2005, the Company has incurred  approximately  $3.9 million of costs to produce materials required to complete  the  pre-clinical  and  toxicology  studies  necessary  to file its investigational  new drug  application  and complete its initial human  clinical trials.

Through  September  30,  2005,  the Company  has made  payments to Bachem in the aggregate of approximately $2.5 million and as of September 30, 2005 the Company has unpaid  amounts of  approximately  $1.3  million.  The  Company  charged the aforementioned  amounts to research  and  development  expenses  during the year ended December 31, 2004  (approximately  $0.8 million) and the nine-month period ended September 30, 2005 (approximately $3.0 million).

The  Company  will need to spend  substantially  more in order to  complete  the pre-clinical and toxicology studies and additional human trials in order to file for approval to market its proposed product.

NOTE 10 - EQUITY TRANSACTIONS

During the  nine-month  period ended  September 30, 2005, the Company issued the following securities.

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

COMMON STOCK ISSUED UPON CONVERSION OF SERIES A PREFERRED STOCK
During the nine month  period ended  September  30,  2005,  2,575,000  shares of common stock were issued upon  conversion  of 257.5 shares of Series A Preferred
Stock.

ISSUANCES OF WARRANTS
On March 16,  2005,  as a result of an  amendment  to the private  placement  to increase the maximum  offering  amount to $12.0 million from $6.0  million,  the
Company granted the original  shareholders of Medallion Crest  Management,  Inc.
five-year  warrants  to  purchase  925,000  shares of common  stock at $1.25 per share.

On August 16, 2005, the Company issued  three-year  warrants to purchase 160,000
shares  of  common  stock  to  two  consulting  firms  for  previous   financial
assistance.  The Company  recorded a $180,800  charge to operations for the fair value of these warrants.

OPTIONS AND WARRANTS GRANTED PURSUANT TO 2004 INCENTIVE STOCK PLAN
During  November 2004, the Company  granted an option to an employee to purchase shares  of  common  stock  in an  amount  equal  to  1/2%  of its  common  stock outstanding upon the closing of the Company's private placement. Pursuant to the terms of the 2004  Incentive  Stock Plan under which these options were granted, the options have an exercise price of $2.50 per share,  the fair market value on the date of grant and such options vest over four years.  Upon completion of the
Company's  private  placement on February 11, 2005, the Company  determined that
78,195 shares of common stock were subject to this option. The Company accounted for this option using  variable plan  accounting  in accordance  with APB No. 25 since the number of shares of common stock  subject to this option was not known at the date of grant. Accordingly, the Company recorded deferred compensation of
$293,231  for the excess of the fair value of the common stock over the exercise price of which $67,199 was amortized through September 30, 2005.

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

On February 11, 2005, the Company issued an option to purchase  12,000 shares of its  common  stock for $6.25  per  share to one of its  directors.  The right to exercise this option vests as to 25% on the six-month  anniversary of award,  as to 25%  on the  one-year  anniversary  of  award  and as to 25% on  each  of the two-year and three-year anniversaries of award.

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

On July 20, 2005, the Company issued an option to purchase  10,000 shares of its common stock for $2.70 per share to one of its directors.  The right to exercise this option vests as to 25% on the six-month  anniversary of award, as to 25% on the  one-year  anniversary  of award and as to 25% on each of the  two-year  and three-year anniversaries of award.

On August 15, 2005,  the Company  issued to an employee  upon hire, an option to purchase 25,000 shares of its common stock for $1.71 per share, and such options vest over four years.

On September 13, 2005,  the Company issued an option to purchase 2,000 shares of its common stock for $1.02 per share to each of its two outside  directors.  The right to exercise  this option vests as to 25% on the six-month  anniversary  of award,  as to 25% on the one-year  anniversary of award and as to 25% on each of the two-year and three-year anniversaries of award.

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

COMMON STOCK ISSUED FOR FINANCIAL SERVICES
Pursuant to a letter  agreement  dated May 20, 2005,  the Company  issued 25,000 shares of common stock as initial compensation for financial consulting services to be provided the Company.  The fair value of these  shares,  which  amounts to
$75,000 at date of issuance, was initially characterized as a prepaid expense in the balance sheet at June 30, 2005,  and has been charged to  operations  during the three-month period ended September 30, 2005.

Pursuant to a letter  agreement  dated  September 14, 2005,  the Company  issued
25,000 shares of common stock as initial  compensation for financial  consulting services to be  provided  the  Company.  The fair value of these  shares,  which amounts to $22,500 at date of issuance, is characterized as a prepaid expense in the accompanying balance sheet at September 30, 2005.

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
repurchased  2,886,563  shares of its common stock from Xechem for $2,309,250 in cash and the  forfeiture  of an option  held by the  Company's  Chief  Executive
Officer to  purchase  43 million  shares of common  stock of Xechem  with a fair value of $424,818. The Company accounted for these share repurchases as treasury stock transactions, at cost. Xechem retained 500,000 shares of common stock of the Company but agreed that it would only sell such shares subject to the volume restrictions of Rule 144,  regardless of whether or not such volume  limitations are applicable at the time of such sale.  Additionally,  the Securities Purchase
Agreement terminated the Spinoff Agreement.

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

The Company  obtained  from  substantially  all of the original  shareholders  a waiver of their rights with respect to the contingent  consideration and release of the Company from its obligations thereunder and on July 20, 2005, the Company issued a total of 100,000 shares in satisfaction of this obligation. The Company recorded a $270,000  charge to operations  for the charge to operations  for the fair value of these shares.

NOTE 11 - SUBSEQUENT EVENTS

COMMON STOCK ISSUED UPON CONVERSION OF SERIES A PREFERRED STOCK
Subsequent  to September  30, 2005,  the Company  issued 20,000 shares of common stock upon conversion of 2 shares of Series A Preferred Stock.

LEGAL PROCEEDINGS
On July 26, 2005 Xmark  Opportunity  Fund, L.P. and Xmark Opportunity Fund, Ltd.
(collectively,  "Xmark") filed an action in the United States District Court for the  Southern  District  of New York (No.  05-CV-6696)  against  the Company and
William  Pursley,  the Company's  Chief  Executive  Officer,  alleging breach of contract,  breach  of the  implied  covenant  of good  faith  and fair  dealing, detrimental  reliance,  and  quantum  meruit/unjust  enrichment  related  to the
Company's  registration of Common Stock to be offered for sale by the plaintiffs and  seeking  damages  under  the  Securities  Exchange  Act of  1934,  specific performance of  plaintiff's  subscription  agreement  entered into in connection with the Company's  private  placement of  securities  completed on February 11,
2005, damages in an unspecified amount, punitive damages,  interest,  costs, and expenses.  On  September  24,  2005,  Xmark  filed a  stipulation  and  order of dismissal with prejudice dismissing the action.

STOCK  PURCHASE  AGREEMENT  - FUSION  CAPITAL On October  7, 2005,  the  Company
entered into a common stock purchase agreement ("Stock Purchase Agreement") with
Fusion Capital Fund II, LLC ("Fusion Capital"), pursuant to which Fusion Capital has agreed,  under  certain  conditions as outlined  below,  to purchase on each trading day $25,000 of the  Company's  common  stock up to an  aggregate,  under certain  conditions,  of $20 million over a 40-month period,  subject to earlier termination  at the  Company's  discretion.  If the market price of common stock increases to certain levels, then in the Company's  discretion,  the Company may elect to sell more common stock to Fusion Capital than the minimum daily amount.
The purchase  price of the shares of common stock will be calculated  based upon the future  market price of the common stock  without any fixed  discount to the market  price.  Fusion  Capital  does not have the  right or the  obligation  to purchase  shares of common  stock in the event that the price of common stock is less than $0.50 per share.  The Company is  required  to file and have  declared effective a registration  statement with the SEC as a precondition to receipt of any funds with respect to this  transaction.  There can be no assurance that the
SEC will declare any such registration statement effective. The inability of the
Company to obtain financing  through this or any other  transaction would have a material adverse effect on the Company's  financial condition and its ability to sustain operations.

Pursuant to the Stock Purchase  Agreement,  the Company issued 377,359 shares of its common stock to Fusion  Capital and a warrant to purchase  377,359 shares of common  stock at $0.01 per share which  expires  December  31, 2010 (the "Fusion
Warrant"), as an initial commitment fee and as an additional commitment fee, the
Company is obligated to issue to Fusion Capital an additional 754,717 shares, on a pro rata basis,  once Fusion  Capital has  acquired its initial $10 million of common stock.  These shares,  upon issuance,  will be accounted for at par value with a corresponding charge to paid-in capital. In addition,  the Company issued
25,000  shares to Fusion  Capital as an expense  reimbursement.

The Company has reserved  6,534,435  shares of common stock for this transaction consisting of 5,000,000 shares subject to purchase by Fusion Capital pursuant to the  Stock  Purchase  Agreement,  the  377,359  shares  and the  377,359  shares underlying the warrant issued as the initial commitment, 754,717 shares issuable on a pro rata basis as an additional commitment fee and the 25,000 shares issued as an expense reimbursement.

Under the Stock  Purchase  Agreement,  on each  trading day,  Fusion  Capital is obligated to purchase a specified  dollar amount of the Company's  common stock.
Subject to the Company's  right to suspend such  purchases at any time,  and its right to terminate the Stock Purchase Agreement at any time, Fusion Capital will purchase on each trading day during the term of the Agreement  $25,000 of common stock.  This daily purchase  amount may be decreased by the Company at any time.
The Company  also has the right to  increase  the daily  purchase  amount at any time,  provided  however,  it may not increase the daily  purchase  amount above
$25,000  unless the price of the common  stock is above $1.60 per share for five consecutive  trading days.  Specifically,  for every $0.10 increase in Threshold
Price above  $1.50,  the Company  has the right to increase  the daily  purchase amount by up to an additional  $2,500.  For example,  if the Threshold  Price is
$1.70, the Company would have the right to increase the daily purchase amount up to an aggregate of $30,000.  The  "Threshold  Price" is the lowest sale price of the  common  stock  during  the five  trading  days  immediately  preceding  the
Company's notice to Fusion Capital to increase the daily purchase amount.  If at any time during any trading day the sale price of the common  stock is below the
Threshold  Price,  the applicable  increase in the daily purchase amount will be void.

In  addition  to the daily  purchase  amount,  the  Company may elect to require
Fusion Capital to purchase on any single trading day,  common stock in an amount up to  $250,000,  provided  that the price is above  $2.00  during the ten prior trading  days.  The price at which such shares  would be  purchased  will be the lowest purchase price during the previous fifteen trading days prior to the date that such  purchase  notice was  received  by Fusion  Capital.  The  Company may increase  this amount to $500,000 if its common stock share price is above $4.00 during the five trading  days prior to its  delivery of the  purchase  notice to
Fusion  Capital.  This amount may also be increased to up to  $1,000,000  if the price of the common  stock is above $6.00  during the five trading days prior to delivery  of the  purchase  notice to Fusion  Capital.  The  Company may deliver multiple  purchase  notices;  however at least ten trading days must have passed since the most recent non-daily purchase was completed.

The purchase price per share is equal to the lesser of:

    o     the lowest sale price of the common stock on the purchase date; or

    o     the  average of the three  lowest  closing  sale  prices of the common stock during the twelve consecutive  trading days prior to the date of a purchase by Fusion Capital.

The purchase  price will be adjusted for any  reorganization,  recapitalization, non-cash dividend,  stock split, or other similar  transaction  occurring during the trading  days in which the closing bid price is used to compute the purchase price.  Fusion  Capital may not purchase  shares of common stock under the Stock
Purchase  Agreement  if Fusion  Capital,  together  with its  affiliates,  would beneficially own more than 9.9% of the Company's common stock outstanding at the time of the purchase by Fusion Capital. Fusion Capital has the right at any time to sell any shares  purchased  under the Stock  Purchase  Agreement  which would allow it to avoid the 9.9% limitation.

Under the Stock Purchase Agreement, the Company has set a minimum purchase price
("floor  price") of $0.50 per share.  Fusion Capital will not have the right nor the  obligation  to  purchase  any shares of Common  Stock in the event that the purchase price is less than the floor price.

The Company has the unconditional right to suspend purchases at any time for any reason  effective upon one trading day's notice.  Any suspension  will remain in effect until the Company's revocation of the suspension.

Generally, Fusion Capital may terminate the Stock Purchase Agreement without any liability or payment to the Company upon the  occurrence of any of the following events of default:

    o     the effectiveness of the registration  statement lapses for any reason
          (including,  without  limitation,  the issuance of a stop order) or is unavailable to Fusion  Capital for sale of the Company's  common stock and  such  lapse  or  unavailability  continues  for a  period  of ten consecutive  trading  days or for more  than an  aggregate  of  thirty trading days in any 365-day period;

    o     suspension by a principal  market of the  Company's  common stock from trading for a period of three consecutive trading days;

    o     the de-listing of the Company's  common stock from a principal  market provided the common stock is not immediately thereafter trading on the
          Nasdaq National Market,  the Nasdaq National SmallCap Market,  the New
          York Stock Exchange or the American Stock Exchange;

    o     the transfer  agent's failure for five trading days to issue to Fusion
          Capital  shares of common  stock which  Fusion  Capital is entitled to under the Stock Purchase Agreement ;

    o     any material breach of the  representations or warranties or covenants contained in the Stock  Purchase  Agreement or any related  agreements which has or which could have a material adverse affect on the Company subject to a cure period of ten trading days;

    o     any  participation  or  threatened   participation  in  insolvency  or
          bankruptcy proceedings by or against the Company; or

    o     a material adverse change in the Company's business.

The  Company  has the  unconditional  right at any time for any  reason  to give notice to Fusion Capital terminating the Stock Purchase  Agreement.  Such notice shall be effective one trading day after Fusion Capital receives such notice.

Under the terms of the Stock  Purchase  Agreement  Fusion  Capital has  received
377,359 shares of the Company's  common stock and the Fusion Warrant to purchase up to 377,359 shares of common stock as an initial commitment fee. In connection with each  purchase of common  stock after  Fusion  Capital  has  purchased  $10 million of common stock, the Company will issue up to 754,717  additional shares of  common  stock to Fusion  Capital  as an  additional  commitment  fee.  These additional  shares will be issued pro rata based on the proportion that a dollar amount  purchased  by Fusion  bears to the $10  million  amount  under the Stock
Purchase Agreement. Unless an event of default occurs, these shares must be held and may not be  transferred  or sold by Fusion  Capital until 40 months from the date of the Stock Purchase Agreement or the date the Stock Purchase Agreement is terminated.

Until the  termination of the Stock Purchase  Agreement,  the Company has agreed not to issue,  or enter into any agreement  with respect to the issuance of, any variable priced equity or variable priced  equity-like  securities unless it has obtained Fusion Capital's prior written consent.

For a period of 40 months from October 7, 2005,  the date of the Stock  Purchase
Agreement, the Company has granted to Fusion Capital the right to participate in the purchase of any New Securities (as defined below) that the Company may, from time to  time,  propose  to  issue  and sell in  connection  with any  financing transaction to a third party.  In particular,  Fusion Capital may purchase up to
25% of such New Securities at the same price and on the same terms as such other investor,  provided  that in any  single  transaction,  Fusion  Capital  may not purchase in excess of $5,000,000.  "New  Securities"  means any shares of common stock,  preferred stock or any other equity securities or securities convertible or exchangeable for equity  securities of the Company.  New Securities shall not include,  (i) shares of common stock issuable upon conversion or exercise of any securities  outstanding  as of the date of the Stock  Purchase  Agreement , (ii)
shares,  options or warrants for common stock granted to the Company's officers, directors or employees  pursuant to stock option plans  approved by its board of
directors,   (iii)  shares  of  common  stock  or  securities   convertible   or
exchangeable  for common stock  issued  pursuant to the  acquisition  of another company by consolidation, merger, or purchase of all or substantially all of the assets of such company or (iv) shares of common stock or securities  convertible or  exchangeable  into  shares  of common  stock  issued  in  connection  with a strategic  transaction  involving  the  Company  and  issued  to an entity or an affiliate  of such entity that is engaged in the same or  substantially  related business as the Company. Fusion Capital's rights shall not prohibit or limit the
Company from selling any securities so long as it makes the same offer to Fusion
PlacementCapital.

COMMON STOCK PURCHASE AGREEMENT - FOUNDERS' PLAN SHARES
The  Company   entered  into  a  stock  purchase   agreement  for  the  sale  of
approximately  265,600  shares of its common stock under its Founders'  Plan and received $167,250 during October 2005.

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

In April 2005 we entered  into a  manufacture  and supply  agreement  to provide materials for both our pre-clinical  and toxicology  studies and to initiate and complete our human clinical trials for our proposed  product,  Myodur,  to treat muscular  dystrophy.  We do not have  sufficient  capital  to  purchase  all the materials necessary to complete our long-term  toxicology studies or to complete all of our human  clinical  trials in order to file for  approval  to market our
proposed  product,   Myodur.  In  addition,   our  planned  activities  for  the
foreseeable future will require us to engage additional consultants and contract research  organizations  to  support  our  clinical  development  programs,  and additional  personnel,  including  management,  with  expertise in areas such as preclinical testing,  clinical trial design and management,  regulatory affairs, manufacturing  and  marketing.  We will  need to  raise  substantial  additional capital for these purposes and to continue funding the development of Myodur and our other  products.  In the  absence  of the  availability  of  financing  from additional  sales of our  securities  on a timely  basis,  we could be forced to materially curtail, limit, or cease our operations.

After giving effect to our  repurchase of shares of our common stock from Xechem and the  additional  commitments  associated  with our planned  activities,  our current  capital  resources  are not  sufficient  to  allow  us to  execute  our development plans without raising  substantial  additional funds. Theses matters raise substantial doubt about our ability to continue as a going concern.

We  continue  to seek  additional  capital  through  equity and debt  offerings, collaborative  partnerships,  joint ventures and strategic alliances both within the United States and abroad in an effort to accelerate  the  development of our proposed  products.  Subsequent  to  September  30, 2005,  we initiated  several programs to address our  liquidity  situation.  We entered  into a common  stock purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital"), pursuant to which Fusion  Capital has agreed,  under certain  conditions,  to purchase on each  trading  day  $25,000 of the our common  stock up to an  aggregate,  under certain  conditions,  of $20 million over a 40-month period,  subject to earlier termination  at our  discretion.  We are  required  to file  and  have  declared effective a registration  statement with the SEC as a precondition to receipt of any funds with respect to this  transaction.  There can be no assurance that the
SEC will declare any such  registration  statement  effective.  Our inability to obtain  financing  through this or any other  transaction  would have a material adverse  effect on our  financial  condition  and our  ability  to  sustain  its operations.

To address our short term liquidity  shortage,  we entered into a stock purchase agreement  for the sale of  approximately  265,600  shares of our  common  stock available under our Founders' Plan and received $167,250 during October 2005. In addition,  we entered into a letter  agreement  with a placement  agent to raise capital on a best efforts basis.

There can be no assurance that our plans to obtain additional  financing to fund operations  will be  successful  or that the  successful  implementation  of the business plan will actually  improve our operating  results.  If these financing programs  are not  successful  in raising  the capital we require to execute our development  plans,  it may be necessary to curtail,  or cease entirely our plan operations.

RESEARCH, DEVELOPMENT, AND MANUFACTURING

Currently our primary  efforts are moving our lead product,  Myodur,  into phase
I/II  clinical  trials for  Duchenne's  muscular  dystrophy.  We plan to use our available cash to continue the  pre-clinical  development  of our  technologies, which  primarily  includes the  manufacture of Myodur,  conducting  pre-clinical tests and  toxicology  studies,  compiling,  drafting and  submitting an IND for
Myodur,  and preparing for  initiation  of Phase I/II human  clinical  trials in
2006,  if approved by the Food and Drug  Administration  ("FDA").  As  resources permit,  we may also fund other working  capital needs.  We presently  expect to submit our  investigational  new drug  application  ("IND")  for  Myodur  during
January 2006, and initiate our human clinical trials early in the second quarter of 2006.

We do not have, and do not intend to establish, our own manufacturing facilities to produce ours product  candidates in the near or mid-term.  We outsourced  the manufacturing of our proposed  product,  Myodur, to contract  manufacturers.  On
April 18, 2005, we entered into an exclusive  manufacture  and supply  agreement with Bachem AG  ("Bachem")  whereby  Bachem is, in  addition  to cash  payments, entitled to receive  royalty  payments in the amount of the lesser of 5% of "net sales" (as defined in the agreement) or $10 million,  $15 million or $25 million in the  first,  second  and  third  (and  thereafter)  years  of the  agreement, respectively. During the nine-month period ended September 30, 2005, we incurred approximately  $3.0  million for the costs of the  proposed  product and related materials of which  approximately  $1.3 million remains unpaid.  As of September
30, 2005, we have  sufficient  materials  for our  pre-clinical  and  toxicology programs in support of our IND and our initial  human  clinical  trials.  We may incur  significant  expenditures  for the  next  twelve  months  for the cost to manufacture  our proposed  product in order to execute  additional  clinical and other toxicology testing.

EMPLOYEES

As of  November  14,  2005,  we had ten  full-time  employees,  all of whom  are full-time  employees,  one of  whom  focuses  on and  coordinates  our  research program,  five that focus on and coordinate clinical and regulatory strategy and operations, one in business and corporate development,  and three in management, finance,  and administration.  Three of our employees have doctorate and/or M.D.
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

We plan to expand and secure laboratory facilities for our own internal research activities.  Suitable laboratory facilities have been identified and efforts are underway to negotiate the lease and purchase of research equipment  necessary to continue our internal research activities.  We are currently conducting research in various  third-party  commercial  and academic  settings.  Our plans  include continuing  this  practice  in  addition  to  expanding  the use of  third-party research organizations and facilities to meet specific needs.

ITEM 3.       CONTROLS AND PROCEDURES.

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS

As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure  controls and procedures  (as defined in Securities  Exchange Act of 1934 Rule  13-d-15(e) and
15d-15(e)).  Based  upon that  evaluation  and  management's  assessment  of the potential effects of the material weakness  described below, our Chief Executive
Officer and Chief Financial Officer,  concluded that as of the end of the period covered by this Report, our disclosure  controls and procedures were adequate to enable us to record,  process,  summarize and report information  required to be included in our periodic SEC filings within the required time period.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure  controls  are  procedures  that are designed  with the  objective of ensuring  that  information  required to be disclosed in our reports filed under the  Securities  Exchange  Act of 1934,  as  amended,  such as this  Report,  is recorded, processed,  summarized, and reported within the time periods specified in the SEC's rules and forms.  Disclosure  controls are also  designed  with the objective of ensuring that such  information is accumulated and  communicated to our  management,  including  our Chief  Executive  Officer  and Chief  Financial
Officer,   as  appropriate,   to  allow  timely  decisions   regarding  required
disclosure.  Internal  controls  are  procedures  which  are  designed  with the objective of providing  reasonable  assurance that our transactions are properly authorized,  recorded,  and  reported  and our  assets are  safeguarded  against unauthorized  or improper  use, and to permit the  preparation  of our financial statements in conformity with generally accepted accounting principles.

Our company is not an  "accelerated  filer" (as defined in the Exchange Act) and is not required to deliver  management's  report on control  over our  financial reporting  until our fiscal  year ended  December  31,  2006.  Nevertheless,  we consider the effectiveness of our internal controls over financial  reporting as part of the quarterly evaluations of our procedures. In connection therewith, we reported,  for the year ended  December  31, 2004 and through the quarter  ended
June 30, 2005, that we identified  certain matters that we believed  constituted material weaknesses (as such term is defined under the Public Company Accounting
Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting.  The first such  material  weakness  related to our ability to ensure that the accounting for our  equity-based  transactions is accurate and complete and the second related to our limited segregation of duties.

With respect to the first material weakness,  we have adopted a policy of having our Chief  Financial  Officer  review all of our  agreements  to ensure  that we identify the  applicable  accounting  treatments  to evaluate any areas that may involve the application of highly specialized  accounting  principles including, but not necessarily  limited to, complex equity  transactions.  In circumstances where we may become (or contemplate becoming) a party to transactions that would involve the  application  of  accounting  principles  in which our  expertise is limited, we would engage the services of outside specialists,  if necessary.  At the current time however, we believe that we have gained  substantially  greater experience  in these areas and that our  procedures  would  enable us to resolve such issues within time frames needed to comply with our reporting obligations.

With respect to the second material  weakness,  which relates to our segregation of duties, we have re-evaluated our procedures and believe that due to our small number of employees  (most of whom have  limited or no access to Company  assets and/or  records that would  affect our  financial  reporting)  that our risks of either  material  misstatement  or  misappropriation  of assets is  minimal.  In addition,  substantially  all of our general  and  administrative  expenses  and scientific research  expenditures are reviewed and approved by employees who are knowledgeable  of those matters.  To date our procedures have also enabled us to comply with our financial reporting  obligations within the time frames required by the SEC.  Although  we  believe  our risks with  respect  to this  matter are minimal,  we still  acknowledge  that it would be beneficial  for the Company to segregate certain  procedures to a greater number of employees.  We believe that our limited segregation of duties still constitutes a material deficiency in our system.  However,  we currently  have  limited  financial  resources  and do not believe that at this time,  it would be prudent for us to further  constrain our liquidity by allocating resources to hiring additional employees as a corrective measure.  We believe that the costs we would incur to increase our staff (solely for this purpose) exceed the potential  reduction in risk. Our senior management team is monitoring this situation to determine if these circumstances change. If the situation changes and sufficient capital is secured,  it is our intention to increase staffing within our general accounting and financial functions.

Other than our adoption of a policy of having our Chief Financial Officer evaluate all proposed agreements for the purpose of identifying any applicable accounting matters, particularly those that may involve accounting for equity transactions, there have been no changes in our internal  controls  over  financial  reporting during our most  recent  fiscal  quarter  that has  materially  affected,  or is reasonably  likely to materially  affect,  our internal  control over  financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

On July 26, 2005 Xmark  Opportunity  Fund, L.P. and Xmark Opportunity Fund, Ltd.
(collectively,  "Xmark") filed an action in the United States District Court for the  Southern  District  of New York (No.  05-CV-6696)  against  our company and
William  Pursley,  our Chief  Executive  Officer,  alleging  breach of contract, breach of the  implied  covenant  of good  faith and fair  dealing,  detrimental reliance,  and quantum  meruit/unjust  enrichment related to our registration of
Common Stock to be offered for sale by the plaintiffs and seeking  damages under the  Securities  Exchange  Act of  1934,  specific  performance  of  plaintiff's subscription  agreement entered into in connection with our private placement of securities  completed on February 11, 2005,  damages in an  unspecified  amount, punitive damages,  interest,  costs, and expenses.  On September 24, 2005, Xmark filed a stipulation and order of dismissal with prejudice dismissing the action.

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

   4.11            Common  Stock  Purchase  Agreement,  dated  October  7, 2005,
                   between  the  Company  and  Fusion   Capital   Fund  II,  LLC
                   ("Fusion")  (incorporated herein by reference to Exhibit 10.1 to the Company's  Current  Report on Form 8-K,  filed October
                   11, 2005 (the "October 2005 8-K"))

   4.12            Registration Rights Agreement, dated October 7, 2005, between the Company and Fusion  (incorporated  herein by reference to
                   Exhibit 4.2 to the October 2005 8-K)

   4.13            Common  Stock  Warrant  with  Fusion,  dated  October 7, 2005
                   (incorporated  by  reference  herein  to  Exhibit  4.1 to the
                   October 2005 8-K)

   4.14            Agreement between the Company and Brown Advisory  Securities,
                   LLC, dated May 20, 2005 (incorporated  herein by reference to
                   Exhibit 4.1 to the Company's  Registration  Statement on Form
                   SB-2 as filed with the SEC on October 17, 2005 (the  "October
                   2005 SB-2")

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
                   (incorporated herein by reference to Exhibit 10.8 to the Form
                   SB-2)

  10.10            Indemnification  Agreement,  dated  October 6,  2005,  by and between  William H.  Pursley  and the  Company  (incorporated herein by reference to Exhibit 10.9 to the October 2005 SB-2)

  10.11            Indemnification  Agreement,  dated  October 6,  2005,  by and between Norman W. Barton and the Company (incorporated herein by reference to Exhibit 10.10 to the October 2005 SB-2)

  10.12            Indemnification  Agreement,  dated  October 6,  2005,  by and between Donald W. Fallon and the Company (incorporated herein by reference to Exhibit 10.11 to the October 2005 SB-2)

  10.13            Indemnification Agreement, dated June 1, 2004, by and between
                   Leonard  A.  Mudry and the  Company  (incorporated  herein by reference to Exhibit 10.12 to the October 2005 SB-2)

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

                                            CEPTOR CORPORATION

Dated: November 15, 2005                    By: /s/ William H. Pursley
                                                ------------------------------
                                            William H. Pursley
                                            Chairman and Chief Executive Officer
                                            (Principal Executive Officer)

Dated: November 15, 2005                    By: /s/ Donald W. Fallon
                                                --------------------------------
                                            Donald W. Fallon
                                            Chief Financial Officer, Senior Vice
                                            President, Finance and Administration
                                            and Secretary (Principal Financial
                                            Officer and Principal Accounting
                                            Officer)

                                 EXHIBIT INDEX

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

   4.11            Common  Stock  Purchase  Agreement,  dated  October  7, 2005,
                   between  the  Company  and  Fusion   Capital   Fund  II,  LLC
                   ("Fusion")  (incorporated herein by reference to Exhibit 10.1 to the Company's  Current  Report on Form 8-K,  filed October
                   11, 2005 (the "October 2005 8-K"))

   4.12            Registration Rights Agreement, dated October 7, 2005, between the Company and Fusion  (incorporated  herein by reference to
                   Exhibit 4.2 to the October 2005 8-K)

   4.13            Common  Stock  Warrant  with  Fusion,  dated  October 7, 2005
                   (incorporated  by  reference  herein  to  Exhibit  4.1 to the
                   October 2005 8-K)

   4.14            Agreement between the Company and Brown Advisory  Securities,
                   LLC, dated May 20, 2005 (incorporated  herein by reference to
                   Exhibit 4.1 to the Company's  Registration  Statement on Form
                   SB-2 as filed with the SEC on October 17, 2005 (the  "October
                   2005 SB-2")

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
                   (incorporated herein by reference to Exhibit 10.8 to the Form
                   SB-2)

  10.10            Indemnification  Agreement,  dated  October 6,  2005,  by and between  William H.  Pursley  and the  Company  (incorporated herein by reference to Exhibit 10.9 to the October 2005 SB-2)

  10.11            Indemnification  Agreement,  dated  October 6,  2005,  by and between Norman W. Barton and the Company (incorporated herein by reference to Exhibit 10.10 to the October 2005 SB-2)

  10.12            Indemnification  Agreement,  dated  October 6,  2005,  by and between Donald W. Fallon and the Company (incorporated herein by reference to Exhibit 10.11 to the October 2005 SB-2)

  10.13            Indemnification Agreement, dated June 1, 2004, by and between
                   Leonard  A.  Mudry and the  Company  (incorporated  herein by reference to Exhibit 10.12 to the October 2005 SB-2)

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