Form 10KSB
period 2005-12-31
CepTor CORP
filed 2006-04-17
CIK 1231472

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

                   For the fiscal year ended December 31, 2005

|_|  TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE OF
     1934

     For the transition period from __________________ to __________________

                       Commission file number: 333-105793

                               CEPTOR CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

         Delaware                                           11-2897392
----------------------------------------   -------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)

200 International Circle, Suite 5100
       Hunt Valley, Maryland                                  21030
----------------------------------------   -------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)

Issuer's Telephone Number: (410) 527-9998

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

Check whether the issuer is not required to file reports  pursuant to Section 13
or 15(d) of the Exchange Act. |_|

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the  registrant was required to file such reports),  and (2)
has been subject to such filing  requirements  for the past 90 days.  Yes |X| No
|_|

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of  Regulation  S-B contained in this form,  and no disclosure  will be contained,  to the  best of  registrant's  knowledge,  in  definitive  proxy  or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. |X|

         Indicate by check mark whether the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         The issuer had no revenues  during the fiscal year ended  December  31,
2005.

         The  aggregate  market  value of the  issuer's  common  equity  held by non-affiliates, as of April 11, 2006 was $3,059,339.

         As of April 11,  2005,  there were  14,033,364 shares of the  issuer's common equity outstanding.

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

                                                                                                    Page

PART I

PART II
   Item 5.    Market for Common Equity, Related Stockholder Matters and Purchase of Equity

   Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial

PART III
   Item 9.    Directors and Executive Officers.......................................................44

   Item 10.   Executive Compensation.................................................................47

   Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

Corporate History

         We were incorporated in Delaware in 1986 under the name Aloe Scientific
Corporation. In 1988 our name was changed to CepTor Corporation.  Until December
2003 our stock was held by ten persons and our operations were privately  funded by  loans  from  our  owners,  through  research  grants,  and  by  testing  and development  agreements with third parties.  In January 2004 we were acquired by
Xechem  International,   Inc.  ("Xechem")  in  a  stock-for-stock   transaction.
Thereafter,  Xechem  determined  that it would be in their best interest and our best interest to spin-off our company to permit us to seek separate financing in order to pursue further development of our products. As a result, on December 8,
2004, we completed a merger (the  "Merger")  with  Medallion  Crest  Management,
Inc.,  a  Florida  corporation  ("Medallion").  Medallion  acquired  all  of our outstanding  capital stock in exchange for 5,278,068  shares of Medallion common stock and assumption of certain obligations.

         On  December  8, 2004 we also filed an  amendment  to our  Articles  of
Incorporation in order to adopt the name CepTor Corporation and to authorize our
Series A Convertible  Preferred  Stock,  par value $0.0001 per share  ("Series A
Preferred  Stock").  As a  result  transactions,  we  succeeded  to the  type of business conducted by CepTor Corporation since 1986 as our sole line of business under the  direction  of a  management  team  appointed  by Xechem in 2004,  and relocated our principal executive offices to Hunt Valley, Maryland.

         On January 31,  2005,  we merged with our  wholly-owned  subsidiary  to
change  our   domicile  to   Delaware   from   Florida   and  to  collapse   the
parent-subsidiary relationship resulting from the December 8, 2004 transactions.

         The information in this Report is presented as if the company  existing since  1986 had been the  registrant  for all  periods  presented.  The  section
"Management's  Discussion  and  Analysis or Plan of  Operation"  and the audited financial  statements  presented  in this Report are  exclusive of any assets or results of operations  or business  attributable  to Medallion.  As used in this
Report,  unless  otherwise  indicated,  the  terms  "we,"  "us,"  "our" and "the
Company" refer to CepTor Corporation.

Private Placement

         In  connection  with the  Merger,  we also  completed  the closing of a private  offering of our  securities  ("Private  Placement")  in which,  through
February 11, 2005 we sold an aggregate of 511.65 Units to  accredited  investors in the  Private  Placement,  pursuant  to the  terms of a  Confidential  Private
Placement Memorandum dated October 22, 2004, as supplemented. Each Unit consists of one share of Series A Preferred  Stock and a  three-year  warrant to purchase our common  stock,  par value  $0.0001 per share  ("Common  Stock") at $2.50 per share.  Each share of Series A Preferred Stock is convertible into 10,000 shares of Common  Stock and each unit  warrant  entitles  the holder to purchase  5,000 shares of Common Stock for $2.50 per share. The Units were offered by Brookshire
Securities  Corporation  ("Placement  Agent")  pursuant  to  a  placement  agent agreement,  as amended ("Placement Agent Agreement"),  under which the Placement
Agent is entitled,  in addition to a percentage of gross proceeds of the Private
Placement,  to receive  300,000 shares of Common Stock and a warrant to purchase up to an  aggregate of 10% of the shares of Common Stock into which the Series A
Preferred  Stock may be  converted  that is sold in the  Private  Placement.  We realized  gross  proceeds  from the Private  Placement  of  $12,791,250,  before payment of commissions and expenses.

Financings

         On October  7, 2005,  we  entered a stock  purchase  agreement  ("Stock
Purchase   Agreement")  with  Fusion  Capital  Fund  II,  LLC,  a  Chicago-based institutional investor ("Fusion Capital"),  pursuant to which Fusion Capital has agreed  to  purchase  on each  trading  day  $25,000  of  Common  Stock up to an aggregate,  under certain conditions, of $20 million over a 40-month period from
October 7, 2005, subject to earlier termination at our discretion. If the market price of our Common Stock increases to certain  levels,  then in our discretion, we may elect to sell more Common Stock to Fusion  Capital than the minimum daily amount.  The  purchase  price of the shares of Common  Stock will be  calculated based upon the market  price of the Common Stock on the date of sale without any fixed discount to the market price.  We have the right to control the timing and amount of Common Stock sold to Fusion Capital.  Fusion Capital does not have the right or the obligation to purchase shares of Common Stock in the event that the price of our Common  Stock is less than $0.50 per share.  We also have the right to terminate  the Stock  Purchase  Agreement at any time  without  cost.  Fusion
Capital is prohibited  from engaging in any direct or indirect  short selling or hedging.

         In  connection  with  entering into the Stock  Purchase  Agreement,  we authorized the sale and issuance to Fusion Capital of up to 5,000,000  shares of
Common  Stock for maximum  proceeds  of $20  million.  The selling  price of the
Common Stock will have to average at least $4.00 per share for us to receive the maximum  proceeds of $20 million.  Assuming  Fusion  Capital  purchases  all $20 million of Common Stock, we estimate that the maximum number of shares of Common
Stock we will sell to Fusion Capital under the Stock Purchase  Agreement will be
5,000,000  shares  (exclusive  of 377,359  shares of Common Stock (the  "Initial
Commitment  Shares") issued to Fusion Capital and a warrant to purchase  377,359 shares of Common Stock at $0.01 per share which  expires  December 31, 2010 (the
"Fusion  Warrant") as an initial  commitment fee, 25,000 shares issued to Fusion
Capital as an expense  reimbursement  and up to an additional  754,717 shares of
Common Stock that will be issued to Fusion  Capital as an additional  commitment fee after Fusion  Capital has purchased $10 million  shares of Common Stock (pro rata based on the  proportion  that a dollar amount  purchased by Fusion Capital after Fusion  Capital has purchased the first $10 million bears to the remaining
$10 million  amount  under the Stock  Purchase  Agreement)).  Unless an event of default occurs,  Fusion Capital may not transfer or sell the Initial  Commitment
Shares,  the shares  issuable  pursuant to the Fusion  Warrant or the additional
754,717 shares representing an additional commitment fee until the earlier of 40 months  from the date of the  Stock  Purchase  Agreement  or the date the  Stock
Purchase Agreement is terminated.

         Fusion Capital may not purchase  shares of Common Stock under the Stock
Purchase  Agreement  if Fusion  Capital,  together  with its  affiliates,  would beneficially  own more than 9.9% of the Common Stock  outstanding at the time of the purchase by Fusion Capital. Fusion Capital has the right at any time to sell any shares purchased under the Stock Purchase  Agreement which would allow it to avoid the 9.9% limitation. Therefore, we do not believe that Fusion Capital will ever reach the 9.9% limitation.

         For a period of 40 months from  October 7, 2005,  the date of the Stock
Purchase  Agreement,  we have granted to Fusion Capital the right to participate in the purchase of any New  Securities (as defined below) that we may, from time to time, propose to issue and sell in connection with any financing  transaction to a third party.  In particular,  Fusion Capital can purchase up to 25% of such
New  Securities at the same price and on the same terms as such other  investor, provided  that in any single  transaction,  Fusion  Capital may not  purchase in excess of $5,000,000.  "New  Securities"  means any shares of Common Stock,  our preferred  stock  or  any  other  of our  equity  securities  or our  securities convertible or exchangeable for our equity securities.  New Securities shall not include,  (i) shares of Common Stock issuable upon conversion or exercise of any securities  outstanding  as of the date of the Stock  Purchase  Agreement , (ii)
shares, options or warrants for Common Stock granted to our officers,  directors or employees  pursuant to stock option plans approved by our board of directors,
(iii) shares of Common  Stock or  securities  convertible  or  exchangeable  for
Common  Stock  issued   pursuant  to  the  acquisition  of  another  company  by
consolidation,  merger, or purchase of all or substantially all of the assets of such  company  or (iv)  shares  of Common  Stock or  securities  convertible  or exchangeable  into shares of Common Stock issued in connection  with a strategic transaction  involving us and issued to an entity or an affiliate of such entity that is engaged in the same or substantially  related business as we are. Fusion
Capital's  rights shall not prohibit or limit us from selling any  securities so long as we make the same offer to Fusion Capital.

         On December 9, 2005,  we entered into a securities  purchase  agreement
(the  "Securities  Purchase  Agreement")  with  Cornell  Capital  Partners,   LP
("Cornell  Capital")  pursuant to which Cornell Capital  purchased from us, in a private  placement,  secured  convertible  debentures in the principal amount of
$1,000,000 (the "Debentures") on each of December 9, 2005 and December 28, 2005,

which  Debentures bear interest at the rate of 8% per year. Each Debenture has a three-year  maturity  from  the  date of  issuance  and is  subject  to  earlier conversion or redemption pursuant to its terms.

         Cornell  Capital  has the  right to  convert  a  portion  or all of the outstanding  principal and interest under the  Debentures  into shares of Common
Stock at a  conversion  price per share equal to the lesser of $0.9765  (105% of the  closing  bid price of the Common  Stock on  December  8, 2005) (the  "Fixed
Price") or (ii) 95% of the lowest  closing bid price of the Common Stock for the twenty trading days  immediately  preceding the  conversion  date (the "Floating
Price" and together with the Fixed Price,  the "Conversion  Price"),  subject to adjustment as provided in the  Debentures;  provided,  that any such  conversion based on the Floating  Price will  generally be limited to $150,000 of principal outstanding under the Debentures in any thirty day period; and further provided, that Cornell  Capital may not convert the Debentures into shares of Common Stock
if  such  conversion  would  result  in  Cornell  Capital,   together  with  its
affiliates,  beneficially  owning  in  excess  of 4.9% of the  then  issued  and outstanding  shares of Common  Stock,  but upon 65 days  notice,  may waive this restriction.  The Conversion Price and number of shares of Common Stock issuable upon  conversion  of  the  Debentures  is  subject  to  certain  exceptions  and adjustment for stock splits and combinations and other dilutive events.

         Subject to the terms and condition of the Debentures, we have the right at any time upon three business day's notice to redeem the Debentures,  in whole or in part. If the closing bid price of the Common Stock, is less than the Fixed
Price at the time of the redemption, we are obligated to pay, in addition to the principal and accrued interest being redeemed, a redemption premium of 8% of the principal  amount being redeemed (the "Redemption  Amount").  If the closing bid price is greater than the Fixed Price,  we may redeem up to 50% of the principal amount at the Redemption  Amount and the remaining 50% at the greater of the (x)
Redemption  Amount or (y) the market  value of the Common  Stock.  In  addition,
Cornell  Capital will receive a three-year  warrant to purchase 25,000 shares of
Common  Stock for every  $100,000  redeemed  by us, on a pro rata  basis,  at an exercise price per share of $0.9765 (the "Redemption Warrant").

         If an Event of  Default  (as such term is  defined  in the  Debentures)
occurs,  any principal and accrued interest  outstanding will become immediately due and payable, in cash or Common Stock, at Cornell Capital's election.

         Pursuant to the Securities Purchase Agreement,  on December 9, 2005, we
issued to Cornell Capital a three-year warrant at an exercise price per share of
$1.023  (110% of the closing bid price of the Common  Stock on December 8, 2005)
("Cornell  Warrant")  and (ii) 268,817  shares of Common  Stock,  and on each of
December 9, 2005 and December  28, 2005,  we made a cash payment to an affiliate of Cornell  Capital of $80,000  for  expenses  incurred in  connection  with the transaction.

         We have  granted a  security  interest  in all of our assets to Cornell
Capital to secure our obligations under the Debentures.

         On  December  9, 2005,  we issued a  convertible  promissory  note (the
"Harbor  Note") in the principal  amount of $250,000 to Harbor Trust which bears interest at the rate of 6% percent per year.  All unpaid  principal and interest under the Harbor Note will be due and  payable on  December 9, 2006.  The Harbor
Note is  convertible,  in whole or in part, at any time,  into Common Stock at a conversion  price  of  $1.00  per  share,  subject  to  certain  limitations  on conversion as set forth in the Harbor Note, including where the resulting number of shares  converted on a  cumulative  basis,  would exceed  19.99% of the total number of shares of Common Stock  outstanding and, subject to a conversion price adjustment in the event we offer or sell an option to acquire  Common Stock at a price per share less than the conversion price.

BUSINESS

         We are a  development-stage  biopharmaceutical  company focusing on the development of proprietary, cell-targeted therapeutic products for neuromuscular and neurodegenerative diseases. Our goal is to increase the quality and quantity of life of people  suffering with these diseases.  Primary efforts are currently being  focused on moving our lead  product,  "Myodur",  into phase I/II clinical trials for Duchenne  muscular  dystrophy.  Our broad  platform  technology  also includes the development of products for multiple sclerosis, amyotrophic lateral sclerosis (ALS) and chronic inflammatory demyelinating polyneuropathy (CIDP).

         We  currently  have no  revenues  from  operations  and are funding the development of our products through the sale of our securities and will continue to fund our  activities  through sales of securities or partnering  arrangements for the foreseeable  future.  Currently our available  capital resources are not sufficient to sustain planned  operations,  which raises substantial doubt about our ability to continue as a going concern. Our current emphasis is on obtaining approval of an investigational  new drug ("IND") application for Myodur which we submitted to the United States Food and Drug  Administration  ("FDA") on January
12, 2006,  manufacturing  supplies required for pre-clinical studies and initial clinical  trials of our proposed  product,  conducting  toxicological  and other pre-clinical studies and pursuing clinical studies and FDA approvals.

TECHNOLOGY

         Through  an  existing  proprietary  platform  technology,  we intend to pursue drug  candidates  that exploit the  understanding  that activation of the cysteine  protease calpain  initiates the cellular  degradation that accompanies many neuromuscular and neurodegenerative  diseases.  Early studies undertaken by us found that the calpain  inhibitor  leupeptin  substantially  ameliorated  the degenerative  effects of these diseases.  Our technology  includes utilizing the carrier  molecules  carnitine  and  taurine,  which are used to  target  various passenger  molecules,  including our analogue of leupeptin,  to skeletal  muscle cells and nerve cells, respectively. This provides for potential applications of this technology in muscular dystrophy,  multiple sclerosis (MS), epilepsy,  ALS,
CIDP,   cancer  cachexia,   AIDS  wasting,   traumatic  nerve  injury,   retinal
degeneration,   ototoxicity,   Alzheimer's  disease,  Huntington's  disease  and
cardiomyopathies.

         We  have  been  issued  compound  patents  on  both  carrier  molecules
(carnitine  and taurine) in  combination  with any  passenger  molecule and have received  orphan  drug  status  for  Myodur for  Duchenne  and  Becker  muscular dystrophy.  Additional provisional and other patent applications have been filed or are in process.

         Much of our  technology is based on muscle and nerve cell targeting for calpain  inhibition.  Calpain exists in every cell of the body and is a protease that degrades cells naturally,  in a normal metabolic  process,  in concert with new cells that are  constantly  being  generated.  If  calpain  is up  regulated abnormally,  the  cellular  degradation  process  breaks  down cells and tissues faster than they can be restored, resulting in several serious neuromuscular and neurodegenerative diseases. Whether by genetic defect, trauma or insult, if cell membrane  integrity  is  compromised,  it can lead to up  regulation  of calpain causing  deleterious muscle or nerve cell and tissue  degradation.  Although the subject  of our  continued  research,  we believe  this to be  because  the cell membrane  defect allows the entry of  extracellular  calcium ions into the cell, which, consequently,  up regulates calpain. Our technology is designed to target calpain  inhibitors to muscle and nerve cells  preventing  degradation  of those tissues.

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

         We estimate the current  total  market  potential of Myodur in Duchenne muscular  dystrophy at  approximately  $2.9 billion  worldwide.  FDA approval of
Myodur would require an effective compound. With a possible expected orphan drug fast track,  and efforts to maintain a relatively low cost  development  process plan,  we  currently  expect to  internally  develop  and  commercialize  Myodur world-wide,  with the  exception  of the  Pacific  Rim where we have  granted an exclusive  license for Myodur.  We also plan to apply for orphan drug status and develop internally drugs for ALS and CIDP.

         Preliminary worldwide partnering discussions are currently underway for multiple  sclerosis.  We believe our largest potential  indication for long-term
drug   development  to  be  for   cardiomyopathies   (cardiac   skeletal  muscle
deterioration) which would also be a candidate for out-licensing and development with large pharmaceutical firms.

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

           o      CARNITINE  APPROVED  AS A  PRODUCT.  Carnitine  is  already an
                  approved   compound  for  carnitine   deficiency  in  dialysis
                  patients.  Carnitine is currently administered at higher doses than we anticipate we will use in our activities.

           o      LEUPEPTIN TESTED IN CHILDREN. The active ingredient in Myodur, leupeptin, in an integrated approach, has already been studied in a limited Duchenne muscular dystrophy pediatric  population at doses higher than we envision using.

           o      MOLECULES FAMILIAR TO FDA.  Carnitine and taurine,  as well as the current passenger molecule,  leupeptin, are well known and established  molecules  to the  FDA and no  denaturing  of the individual molecules in combination has been demonstrated.

         ORPHAN DRUG  MODEL.  According  to the  National  Institutes  of Health
(NIH),  there are over  6,000  orphan  diseases  (diseases  affecting  less than
200,000  people)  in  the  U.S.  directly  affecting  approximately   24,000,000
patients.  The U.S. gene pool is also  representative of Western Europe,  Canada and Australia. Accordingly, management also expects orphan disease statistics to be similar in those regions.

         We believe there are a significant  number of efficiencies  that can be capitalized  on to create a  realistic,  focused  orphan  disease  platform  for numerous potential orphan diseases including:

           o      UNMET MEDICAL NEED. By definition,  an orphan drug is one that addresses a disease that affects less than 200,000 patients in the U.S., is for a serious or life  threatening  condition and has no definitive therapy available.

           o      MITIGATED RISKS. Since the Orphan Drug Act in 1983, 1544 drugs have been  designated  as  orphans  and 283 (and more to come)
                  have been approved representing a significantly higher success rate than non-orphan development.

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

           o      COMMERCIALIZATION  AND HIGH VALUE.  Orphan drugs demand a high premium because of their potential to increase the quality and quantity  of life in areas  where  there is very  little or no

                  other  hope.  Examples  include  Genzyme's   Cerezyme(TM)  for
                  Gaucher disease,  costing up to $300,000 per year per patient;
                  TKT's  Replagal(TM)  at $160,000  per year for Fabry  disease;
                  factor XIII costs hemophiliacs  $70,000 per year; and even for non-life threatening disorders like growth hormone deficiency,
                  hGH costs  $20,000 per year.  Servicing  the niche markets may permit low fixed costs,  and  efficient  target  marketing.  A small sales force can focus on a specialty  audience in a very connected community with similar tactics for many diseases.

           o      DISTRIBUTION.  Due to the costs, administration,  shipping and handling  requirements  for orphan drugs,  a very  specialized distribution system is required.  Similarities may allow using the same "internal"  distribution  system and  infrastructure.
                  Today,  most orphan drugs are  contracted  out  separately  to
                  specialty   distribution  companies  at  a  significant  cost,
                  usually between 6-7% of top line revenues.

           o      REIMBURSEMENT. The costs of orphan drugs is often not borne by the individual patient and insurance  complications  cannot be tolerated  for the  prescribing  physicians  requiring  expert reimbursement  service to assure uninterrupted therapy without undue complication.  Orphan drugs continue to be reimbursed at a rate greater than 95% in the U.S.

           o      COST OF GOODS SOLD.  The gross amount of material  required to supply an orphan market is low relative to non-orphan drugs so that a favorable relationship is possible between quantity and relative  sales  price,  allowing  for  potential  high  gross margins.

TECHNOLOGY OVERVIEW

         DRUG  TARGETING/DELIVERY  TECHNOLOGY.  When a  pharmaceutical  agent is administered to a patient,  either orally or by injection,  the drug distributes itself in most of the whole body water and  tissues  while only a small  portion administered goes to the diseased area where it is expected to have its clinical effect.  In some  cases,  larger  doses must be  administered  which can produce severe  undesirable side effects in organs for which it was not intended.  Thus, the means by which a drug  reaches its target site or its  delivery at the right moment and frequency, takes on increasing significance.

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

         CONTROLLED-RELEASE  SYSTEMS.  A number of combination and variations on these themes have been investigated. For example, linkage of drugs to monoclonal antibodies,  encapsulation  of drugs in liposomes,  modification of the liposome surface to alter the pharmacokinetics, coating of proteins and/or liposomes with polymers or  polysaccharides,  fusion of toxins to  antibodies  via  recombinant technology  and  many  others.  All  of  these  modifications  are  designed  to accelerate  and control the  transport of  pharmacologically-active  agents from sites of  administration  to organs.  These  systems do not  address  overcoming physical barriers common to macromolecules.

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

OUR TECHNOLOGY

         We have  developed  a  unique  technology  that we  believe  has  broad application  and which may be used to target oral drugs to many organ and tissue systems  in the human  body.  The  basis of this  technology  is a concept  that integrates the special chemical properties of active,  currently available,  and naturally occurring pharmaceuticals and the specific biological  characteristics of targeting drugs to cells. Our technology provides a means for targeting drugs to the site for which the drug has therapeutic effect. This targeting capability has the potential effect of reducing,  potentially markedly,  the amount of drug that is circulated to other places in the body.  Therefore,  effective targeting would make it  possible  to use much less drug in the  patient's  body,  thereby drastically decreasing the probability of harmful side effects and delivering it much more efficiently,  in terms of efficacy directly to the affected site. Both carnitine  and taurine,  naturally  occurring  substances,  have been  initially utilized in our technology as specific carriers of drugs, particularly to muscle and nerve.  Any drug, new or old, can potentially be linked to these carriers if a functional group is available to carry out the linkage.

         There are many medical  conditions  in which loss of muscle tissue is a prominent part of the disease  process.  There are also several diseases such as
MS, ALS and spinal cord injury, where nerve cell degradation is secondary to the primary defect.

         CALPAIN INHIBITION. It has been published that a protease,  calpain, is involved in initiating the degenerative  process in each of muscular  dystrophy,
MS,  ALS,  and  spinal  cord  injury.  Calpains  are a family of Ca++  activated intracellular proteases,  whose activity is accelerated when abnormal amounts of
Ca++ enter the cell by virtue of increased membrane  permeability as a result of some traumatic or ischemic event and/or a genetic defect, such as the absence of dystrophin in Duchenne muscular  dystrophy.  Our research program has identified an inhibitor of calpain, and has demonstrated  usefulness in halting the loss of muscle tissue in certain circumstances.  The inhibitor, (an analogue) leupeptin, is a tripeptide produced by streptomyces strains.

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

         One of the  problems in using  leupeptin,  either by oral or  injection administration,  is that it distributes itself  indiscriminately to all parts of the body,  when only  skeletal  muscle or nerve tissue  should be targeted.  One approach  involving  larger doses than are  necessary to get the desired  result often  causes  side  effects  in  other  parts  of the  body  and in the case of leupeptin,  would  be  very  expensive.  We  have  investigated  a way  to  more specifically  target the calpain  inhibitor to muscle by linking the active part of the inhibitor to a natural occurring substance in the body which is attracted to  skeletal  muscle and heart  muscle by an active  transport  mechanism.  This substance is called  carnitine  which is normally used to transport  fatty acids into  muscle  cell  mitochondria.  We  have  successfully  linked  leupeptin  to carnitine to create a more  efficient  calpain  inhibitor  we call  Myodur.  Our studies suggest that the chemical entity  carnityl-leu-argininal  (Myodur) is at least 100 times more effective in inhibiting calpain intracellularly in skeletal muscle than is leupeptin alone. This has resulted in adoption of Myodur as a new potential candidate for therapy for the treatment of muscle wasting diseases, be they primary or secondary.

         Leupeptin  is not  patent-protected,  having  been first  isolated  and characterized  in 1969.  We have been granted  orphan drug status for the use of leupeptin in nerve repair and filed for Orphan Drug status in muscular dystrophy for Myodur, which includes the active part of leupeptin.

         Another naturally occurring substance, taurine, is attracted to nervous tissue and to the retina. In our preliminary  studies,  when leupeptin is linked to taurine, calpain appears to be inhibited in a number of nerve-related disease states. This result is subject to continued review and assessment and may not be indicative of future  successful  drug  development  or  commercialization.  The diseases  affected  could include  deafness as a result of antibiotic  damage to hair cells in the ear,  diabetic  and  age-related  retinopathy,  seizures,  and possibly Alzheimer's  disease. We believe this drug, named Neurodur,  could be a particularly  effective  drug for the  treatment  of  hearing  loss due to nerve damage, as well as diabetic retinopathy, MS, and spinal cord injury.

         In summary,  our technology  provides us with the ability and potential to seek to:

           o      Explore  potential  therapeutic,  including oral,  agents in a variety of neuromuscular and neurodegenerative disorders;

           o      Improve  the  safety  profile  of new,  as  well as  existing, pharmaceuticals currently on the market;

           o      Investigate new and abandoned pharmaceutical research projects where untargeted  therapeutics  possess toxic  characteristics that  have  not  been  able to be  successfully  managed  when delivered untargeted;

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

CONTRACT MANUFACTURING AGREEMENT WITH BACHEM

         In April 2005,  we entered into an exclusive  manufacturing  and supply agreement to purchase our  requirement  of clinical  materials  for our proposed product  for  Duchenne  muscular  dystrophy  from Bachem AG. In addition to cash payments pursuant to purchase orders for clinical materials, we have also agreed to make  royalty  payments  in the amount of the lesser of 5% of "net sales" (as defined in the  agreement)  or $10 million,  $15 million or $25 million,  in the first,  second and third (and thereafter) years of the agreement,  respectively.
We currently purchase certain patented components required for our products from
Sigma-Tau Industrie  Farmaceutiche  Riunite S.p.A.  ("Sigma Tau"). We expect the cost of the required product for our remaining pre-clinical studies and clinical trials to be significant.

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

           o      PCT international patent application no. PCT/US05/16132, which was filed on May 6, 2005,  covers  compound  C-301 and related compounds  to  treat a number  of  neurologic,  otologic,  and
                  ophthalmologic   disorders   such  as  epilepsy   and  bipolar
                  disorder. The international application claims priority upon a
                  U.S. provisional  application no. 60/568,720,  which was filed on May 6, 2004.

           o      PCT  international  patent  application  (no. to be assigned), which was filed on June 13, 2005 and covers Myodur and related compounds as well as their use to treat muscle disorders.  The application  claims new  compositions  of matter  (i.e.,  oral prodrugs and pharmaceutical  formulations thereof),  kits, and use of these  materials to treat a variety of diseases such as
                  muscular  dystrophy.  The  international   application  claims
                  priority upon U.S. provisional application nos. 60/578,914 and
                  60/633,274,  which were filed on June 12, 2004 and December 3,
                  2004,  respectively.  A U.S. utility application will be filed shortly with the U.S. Patent and Trademark office.

           o      PCT  international  patent  application  (no. to be assigned), which was filed on  September  29, 2005,  covers  Neurodur and related  compounds to treat a number of neurologic,  otologic, and  ophthalmologic  disorders.  The  application  claims  new compositions  of matter and use of these  compositions as oral pro-drugs  to treat a variety  of  diseases  such as  multiple sclerosis. The international  application claims priority upon
                  U.S. provisional application, which was filed on September 29,
                  2004. A U.S.  utility  application  will be filed shortly with the U.S. Patent and Trademark office.

         We have made,  or  currently  plan to make the  following  orphan  drug designation filings:

           o      Orphan Drug  Designation  has been  granted for  leupeptin  in denervation injury;

           o      Orphan Drug  Designation  has been  granted for  Duchenne  and
                  Becker muscular dystrophies;

           o      Orphan Drug  Designation  for C-202 in ALS will be applied for in 2006 or 2007; and

           o      Orphan Drug  Designation for C-208 in CIDP will be applied for in 2006 or 2007.

         We also rely on protection  afforded by  confidentiality  and invention acknowledgement agreements with key personnel in order to secure and protect our intellectual  property  rights that are not subject to patent or other statutory protection.

LICENSES

         On September 15, 2004 we granted an exclusive  fifteen-year  license to
JCR Pharmaceuticals  Co., Ltd. ("JCR") to develop,  manufacture,  use, sell, and sublicense Myodur for the treatment of muscular dystrophy in Japan, South Korea,
China,  Taiwan and  Singapore.  The licensing  agreement  provides,  among other things,  for royalty payments to us in the amount of 25% of "net sales" (as such term is defined  in the  agreement)  provided  that the sum of the cost of goods sold,  plus royalty  payments does not exceed 35% of net sales.  Pursuant to the license  agreement,  JCR  acquired  554,413  shares  of  our  Common  Stock  for
$1,000,000  ($929,231  after  expenses),   and  upon  FDA  approval  of  an  IND
application for Myodur for muscular dystrophy in the United States, is obligated to purchase  $1,000,000 of additional  shares of our Common Stock.  The purchase price at the time of the second $1,000,000 investment required under the license agreement will be the then market price of our Common Stock which may be higher, or lower, on a price per share basis,  than the purchase price applicable to the initial investment. In addition, JCR is obligated to make a milestone payment of
$500,000 to us upon FDA approval of an IND  application  to initiate  Phase I/II clinical studies for Myodur for muscular dystrophy in the United States.

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

CUSTOMERS

         We currently have no customers.

GOVERNMENT REGULATION

         The  manufacturing  and  marketing of all of our drug and drug delivery technology,  including  Myodur  and  Neurodur,  and  our  related  research  and development  activities  are  subject to  regulation  for safety,  efficacy  and quality by  numerous  governmental  authorities  in the United  States and other countries.  We anticipate that these  regulations  will apply separately to each drug and  compound  in our  drug  delivery  technology.  Compliance  with  these regulations will involve a considerable amount of time, expense and uncertainty.

         In the United States,  drugs are subject to rigorous federal regulation and, to a lesser  extent,  state  regulation.  The United States Food,  Drug and
Cosmetic  Act, the  regulations  promulgated  thereunder,  and other federal and state  statutes  and  regulations  govern,  among  other  things,  the  testing, manufacture,  safety,  efficacy,  labeling,  storage, record keeping,  approval, advertising  and promotion of our drugs.  Drug  development  and approval within this  regulatory  framework  is  difficult  to predict and will take a number of years and involve material  expenditures that cannot be accurately  projected at this early  stage of  development  of our  products  but which  will  exceed our current  resources  and will  require  sources  of  funds  which  are  presently uncertain.

         The steps required before a pharmaceutical agent may be marketed in the
United States include:

           o      Pre-clinical  laboratory  tests, in vivo pre clinical  studies and formulation studies;

           o      The  submission  to the FDA of an IND  application  for  human clinical  testing  which must become  effective  before  human clinical trials can commence;

           o      Adequate  and  well   controlled   human  clinical  trials  to
                  establish the safety and efficacy of the product;

           o      The submission of a NDA or BLA to the FDA; and

           o      FDA approval of the NDA or BLA prior to any commercial sale or shipment of the product.

         In addition to obtaining FDA approval for each  product,  each domestic product  manufacturing  facility must be registered  with,  and approved by, the
FDA. Domestic  manufacturing  facilities are subject to biennial  inspections by the FDA and must comply with the FDA's Good  Laboratory  Practices for products, drugs and devices.

         PRE-CLINICAL   TESTING.   Pre-clinical   testing  includes   laboratory
evaluation of chemistry and  formulation,  as well as tissue  culture and animal studies to assess the potential safety and efficacy of the product. Pre-clinical safety tests must be conducted by laboratories  that comply with FDA regulations regarding  Good  Laboratory  Practices.  No  assurance  can be  given  as to the ultimate  outcome of such  pre-clinical  testing.  The  results of  pre-clinical testing are submitted to the FDA as part of an IND  application and are reviewed by the FDA prior to the commencement of human clinical trials.

         We have relied upon  contractors  to perform  pre-clinical  studies and will continue to do so in the future.

         CLINICAL TRIALS.  Clinical trials involve the administration of the new product  to  healthy  volunteers  or to  patients  under  the  supervision  of a
qualified  principal   investigator.   Clinical  trials  must  be  conducted  in
accordance  with  Good  Clinical  Practices  under  protocols  that  detail  the objectives of the study,  the  parameters  to be used to monitor  safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND  application.  Further,  each  clinical  study must be conducted under  the  auspices  of  an  independent  institutional  review  board  at  the institution where the study will be conducted.  The  institutional  review board will consider, among other things, ethical factors, the safety of human subjects and the possible  liability of the  institution.  Compounds  must be  formulated according to Good Manufacturing Practices.

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

         If there is evidence  that the product is found to be effective and has an acceptable  safety profile in Phase II  evaluations,  Phase III trials may be undertaken to further evaluate  clinical  efficacy and to test for safety within an expanded patient population at geographically dispersed multi-center clinical study sites.  Phase III frequently  involves  randomized  controlled trials and, whenever  possible,  double blind studies.  We, or the FDA, may suspend clinical trials  at any time if it is  believed  that the  individuals  participating  in trials are exposed to unacceptable health risks.

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

         In pre-clinical  studies Myodur has  demonstrated  efficacy in muscular dystrophy,  Neurodur has demonstrated efficacy in MS, and C-301 has demonstrated efficacy in animal models for epilepsy. We filed an IND application with the FDA for Myodur on  January  12,  2006.  The FDA  approval  process  typically  takes approximately 30 days but may be extended if the FDA has questions regarding the
IND application or requires additional data.

RISK FACTORS

         The following risk factors  should be considered  carefully in addition to the other  information  contained in this Report.  Our most significant risks and uncertainties are described below;  however,  they are not the only risks we face. If any of the following  risks  actually  occur,  our business,  financial condition, or results or operations could be materially adversely affected.

         IF  WE  CANNOT  OBTAIN   ADDITIONAL  FUNDS  WHEN  NEEDED,   OR  ACHIEVE
PROFITABILITY WE MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

         Absent  additional  funding  from  private  or  public  equity  or debt financings, collaborative or other partnering arrangements, or other sources, we will be unable to conduct our product development efforts as planned, and we may need to curtail our development plans, cease operations or sell assets.

         WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT  LOSSES AND EXPECT
LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE.

         We have yet to  establish  any  history of  profitable  operations.  At
December 31, 2005, we had an accumulated  deficit of  $37,916,095.  Our revenues have not been sufficient to sustain our operations.  We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability  will  require the  successful  commercialization  of our proposed products.  No  assurances  can be given when,  or if, this will occur or that we will ever be profitable.

         Our ability to obtain additional  funding will determine our ability to continue  as a going  concern.  Our  financial  statements  do not  include  any adjustments that might result from the outcome of this uncertainty.

         EVEN WITH THE SALE OF COMMON STOCK TO FUSION CAPITAL, WHICH HAS NOT YET
COMMENCED,  WE WILL REQUIRE  ADDITIONAL  FINANCING TO SUSTAIN OUR OPERATIONS AND
WITHOUT IT WE WILL NOT BE ABLE TO CONTINUE OPERATIONS.

         We only have the right to receive  $25,000  per  trading  day under the
Stock  Purchase  Agreement  with Fusion Capital unless our stock price equals or exceeds  $1.60,  in which case the daily amount may be increased  under  certain conditions as the price of the Common Stock increases.  Fusion Capital shall not have the right nor the  obligation to purchase any shares of Common Stock on any trading days that the market price of the Common Stock is less than $0.50. Since we initially registered 5,000,000 shares for sale by Fusion Capital, the selling price of the Common Stock to Fusion  Capital will have to average at least $4.00 per  share  for us to  receive  the  maximum  proceeds  of $20  million  without registering  additional  shares of Common  Stock.

         The extent we rely on Fusion Capital as a source of funding will depend on a number of factors  including,  the  prevailing  market  price of the Common
Stock and the extent to which we are able to secure  working  capital from other sources.  Specifically,  Fusion  Capital  shall  not  have  the  right  nor  the obligation  to purchase  any shares of Common Stock on any trading days that the market  price of our common  stock is less than $0.50 per  share.  If  obtaining
sufficient   financing  from  Fusion  Capital  were  to  prove   unavailable  or
prohibitively  dilutive  and if we are  unable  to  commercialize  and  sell our proposed  products,  we will need to secure other sources of funding in order to satisfy our working  capital  needs.  Even if we are able to access the full $20 million under the Stock  Purchase  Agreement with Fusion  Capital,  we may still
need  additional  capital  to  fully  implement  our  business,   operating  and
development  plans.  Should the  financing  we require  to sustain  our  working capital needs be unavailable or prohibitively  expensive when we require it, the consequences  would be a  material  adverse  effect on our  business,  operating results, financial condition and prospects.

         EVEN WITH THE PROCEEDS FROM THE  DEBENTURES  ISSUED TO CORNELL  CAPITAL
AND THE  POTENTIAL  SALE OF COMMON  STOCK TO  FUSION  CAPITAL,  WE WILL  REQUIRE
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

We have  expended  substantial  funds  in  research,  development  and  contract manufacturing  and  will  continue  to  expend  substantial  funds  in  contract manufacturing,  research,  development  and  pre-clinical  testing and  clinical
trials  of  our  drug  delivery  technology  and  compounds.   We  will  require
substantial additional funds to conduct research and development,  establish and conduct clinical and pre-clinical  trials,  obtain required regulatory approvals and  clearances,  establish  clinical  and,  if our  products  are  subsequently
considered   candidates  for  FDA  approval,   commercial  scale   manufacturing
arrangements,  and provide for the marketing and  distribution  of our products.
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

         OUR FINANCIAL CONDITION AND THE RESTRICTIVE  COVENANTS CONTAINED IN OUR
OUTSTANDING  DEBT MAY LIMIT OUR ABILITY TO BORROW  ADDITIONAL  FUNDS OR TO RAISE
ADDITIONAL EQUITY AS MAY BE REQUIRED TO FUND OUR FUTURE OPERATIONS.

         The terms of our  outstanding  Debentures with Cornel Capital may limit our ability, without Cornell Capital's consent, to, among other things:

           o      enter into certain transactions;

           o      create additional liens on our assets;

           o      issue  preferred  stock or Common  Stock at certain  discounts below market prices; or

           o      merge or consolidate with other entities.

and could adversely  affect our liquidity and our ability to attract  additional funding as required.

         WE MAY NOT BE ABLE TO PAY OUR DEBT AND OTHER OBLIGATIONS AND OUR ASSETS
MAY BE SEIZED AS A RESULT.

         We do not  have  sufficient  funds  to repay  our  outstanding  debt at maturity and we may not generate the cash flow  required to pay our  liabilities as they  become  due.  As of April  11,  2006,  our  outstanding  debt  includes
$2,000,000 of principal  plus accrued  interest of our  Debentures  with Cornell
Capital due in December  2006 and an  aggregate  of $698,736 of  principal  plus accrued  interest of convertible  notes, of which $448,736 plus accrued interest is due on July 3, 2006 and $250,000 plus accrued  interest is due on December 9,
2006.  Cornell Capital may require us to repay all of the principal and interest outstanding  under the Debentures under certain  circumstances.  We may not have sufficient cash reserves to repay the Debentures at such time, which would cause an event of default under the Debentures and may force us to declare bankruptcy.
If we raise  additional  funds to repay the convertible  notes and Debentures by selling  equity  securities,  the  relative  equity  ownership  of our  existing investors  could be diluted and new investors  could obtain terms more favorable than previous investors.

         OUR OBLIGATIONS UNDER THE DEBENTURES ARE SECURED BY ALL OF OUR ASSETS.

         Our obligations  under the Debentures are secured by all of our assets.
As a  result,  if we  default  under  the  terms of the  Debentures  or  related agreements,  including  our  failure  to  issue  shares  of  Common  Stock  upon conversion  by  Cornell  Capital,  our  failure  to timely  file a  registration statement or have such registration statement declared effective,  our breach of any covenant, representation or warranty in the Securities Purchase Agreement or
Debentures or the commencement of a bankruptcy,  insolvency,  reorganization  or liquidation  proceeding  against us could  require  the early  repayment  of the
Debentures,  if the default is not cured within the specified  grace period.  In addition,  Cornell Capital could  foreclose its security  interest and liquidate some or all of our assets and we could  cease to operate.  Any such  issuance of shares could cause a significant  drop in the price of our stock and significant dilution to our stockholders.

         THE  FAILURE  TO  COMPLETE   DEVELOPMENT  OF  OUR  TECHNOLOGY,   OBTAIN
GOVERNMENT  APPROVALS,  INCLUDING  REQUIRED  FDA  APPROVALS,  OR TO COMPLY  WITH
ONGOING  GOVERNMENTAL  REGULATIONS COULD DELAY OR LIMIT INTRODUCTION OF PROPOSED
PRODUCTS  AND RESULT IN FAILURE TO ACHIEVE  REVENUES  OR  MAINTAIN  OUR  ONGOING
BUSINESS.

         Our  research  and  development  activities  and  the  manufacture  and marketing of our  intended  products  are subject to  extensive  regulation  for safety,  efficacy,  and quality by numerous government authorities in the United
States and  abroad.  Before  receiving  FDA  clearance  to market  our  proposed products,  we will have to demonstrate  that our products are safe and effective on the patient population and for the diseases that are to be treated.  Clinical trials, manufacturing and marketing of drugs are subject to the rigorous testing and approval process of the FDA and equivalent foreign  regulatory  authorities.
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

           o      establish  a viable  Good  Manufacturing  Process  capable  of potential scale-up.

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

         DATA  OBTAINED  FROM  CLINICAL   TRIALS  IS   SUSCEPTIBLE   TO  VARYING
INTERPRETATIONS, WHICH COULD DELAY, LIMIT OR PREVENT REGULATORY CLEARANCES.

         Data already  obtained,  or in the future obtained,  from  pre-clinical studies and clinical trials (as of the date of this Report no clinical trials of our technology have been undertaken) do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical trials.  Moreover, pre-clinical and clinical data is susceptible to varying interpretations,  which could delay, limit or prevent regulatory  approval. A number of companies in the pharmaceutical  industry have suffered significant setbacks in advanced clinical trials,  even  after  promising  results  in  earlier  trials.  The  failure  to adequately demonstrate the safety and effectiveness of an intended product under development  could delay or prevent  regulatory  clearance of a potential  drug, resulting  in  delays  to  commercialization,  and  could  materially  harm  our business.  Our clinical trials may not demonstrate  sufficient  levels of safety and efficacy  necessary to obtain the  requisite  regulatory  approvals  for our drugs, and thus our proposed drugs may not be approved for marketing. Even after approval, further studies could result in withdrawal of FDA and other regulatory approvals and voluntary or involuntary withdrawal of products from the market.

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

         OUR DRUGS OR TECHNOLOGY MAY NOT GAIN FDA APPROVAL IN CLINICAL TRIALS OR
BE EFFECTIVE AS A THERAPEUTIC AGENT WHICH COULD AFFECT OUR FUTURE  PROFITABILITY
AND PROSPECTS.

         In order to obtain regulatory  approvals,  we must demonstrate that the procedure is safe and effective for use in humans and functions as a therapeutic against the effects of injury or disease.  To date,  we have not  conducted  any
human  pilot  study  pursuant  to   Institutional   Review  Board  oversight  in
anticipation  of our  initial  FDA  submission  for  patient-specific  or  other therapy.  Further, we have conducted only sporadic and limited animal studies to observe  the  effects  of  our  drugs  and  have  not  subjected  our  drugs  or technologies to all of the rigorous  testing  standards that would be acceptable for publication in scientific peer review journals.

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

         WE HAVE  ACCUMULATED  DEFICITS IN THE RESEARCH AND  DEVELOPMENT  OF OUR
TECHNOLOGY  AND THERE IS NO  GUARANTEE  THAT WE WILL EVER  GENERATE  REVENUE  OR
BECOME   PROFITABLE  EVEN  IF  ONE  OR  MORE  OF  OUR  DRUGS  ARE  APPROVED  FOR
COMMERCIALIZATION.

         Since our inception in 1986, we have incurred  operating  losses. As of
December 31, 2005, our accumulated deficit amounted to $37,916,095. In addition, we expect to continue  incurring  operating losses for the foreseeable future as we  continue to develop our  products  which will cause us to incur  substantial research and  development  and clinical  trials  costs.  Our ability to generate revenue  and  achieve  profitability  depends  upon our  ability,  alone or with others,  to  complete  the  development  of our  proposed  products,  obtain the required  regulatory  approvals and manufacture,  market,  and sell our proposed products.  Development,  including  the cost of  contract  manufacturing  of our proposed  products  for  pre-clinical  testing  and  human  clinical  trials  is extremely  costly  and  requires  significant  investment.  In  the  absence  of additional financing we may not be able to continue our development  activities.
In addition,  we may choose to license the rights to  particular  drugs or other technology. License fees may increase our costs.

         We have not  generated  any  revenue  from the  commercial  sale of our proposed  products or any drugs and do not expect to receive such revenue in the near future.  Our primary  activity to date has been research and development of our technology.  All revenues to date are from grants,  both public and private, and  collaborative  agreements.  We cannot be  certain  as to when or whether to anticipate  commercializing  and marketing our proposed products in development, and do not expect to generate sufficient revenues from proposed product sales to cover our expenses or achieve profitability in the foreseeable future.

         WE HAVE RELIED SOLELY ON THIRD-PARTY  RESEARCH  INSTITUTIONS FOR ALL OF
OUR RESEARCH AND DEVELOPMENT,  WHICH COULD BE MATERIALLY  DELAYED SHOULD WE LOSE
ACCESS TO THOSE FACILITIES.

         We currently have no research and development facilities of our own. We are  entirely  dependent  on third  parties to use their  facilities  to conduct research and  development.  To date,  we have  primarily  relied on  third-party research  institutions  for this purpose  including the Health Science Center at
Downstate  Medical  Center and Stony Brook  University.  Our  inability  to have continued  access to these  facilities to conduct  research and  development may delay or impair our ability to gain FDA  approval and  commercialization  of our drug delivery technology and products.

         We currently maintain a good working  relationship with our third-party research institutions. Although we are evaluating various facilities in which to establish our  laboratories,  should we be required to relocate on short notice, we do not  currently  have an  alternate  facility  where we could  relocate our research  activities.  The cost and time to establish  or locate an  alternative research and development  facility to develop our technology will be substantial and may delay gaining FDA approval and commercializing our products.

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

         OUR LIMITED  OPERATING  HISTORY  MAKES  EVALUATING  OUR  BUSINESS  MORE
DIFFICULT, AND THEREFORE, INVESTORS HAVE LIMITED INFORMATION UPON WHICH TO RELY.

         An investor can only evaluate our business based on a limited operating history.  While we were  organized  in 1986,  our current  level of activity and
operations   only  recently  began  following  our  acquisition  by  Xechem  and subsequent  closing on our  financing  during the period  December  2004 through
February  2005.  Our  operations  will  continue  to change  and our costs  will increase  dramatically as we evolve from primarily a technology  holding company

to  a  capitalized  company  with  employees  and  internal  operations.   Since
inception,  we have engaged  primarily in research and development,  relied to a great extent on third-party  efforts,  sought avenues for licensing  technology, sought grants, raised capital, and recruited scientific and management personnel external to us. We have not generated any  meaningful  revenue to date, and have no  royalty  revenue  or  products  ready for use and in the  marketplace.  This limited  history may not be  adequate to enable an investor to fully  assess our ability to develop our technologies and proposed products,  obtain FDA approval, and  achieve  market  acceptance  of  our  proposed  products,  and  respond  to competition, or conduct such affairs as are presently contemplated.

         THE SALE OF THE COMMON STOCK TO FUSION  CAPITAL MAY CAUSE  DILUTION AND
THE SALE OF THE SHARES OF COMMON STOCK  ACQUIRED BY FUSION  CAPITAL  COULD CAUSE
THE PRICE OF THE COMMON STOCK TO DECLINE.

         The purchase  price for the Common  Stock to be sold to Fusion  Capital pursuant  to the Stock  Purchase  Agreement  entered  into in October  2005 will fluctuate based on the price of the Common Stock.  Fusion Capital may sell none, some or all of the  shares of Common  Stock  purchased  from us at any time.  We expect that the shares purchased by Fusion Capital will be sold over a period of up to 40  months  from the date of the  Stock  Purchase  Agreement  with  Fusion
Capital.  Depending  upon market  liquidity at the time, a sale of shares at any given time could cause the  trading  price of the Common  Stock to decline.  The sale of a substantial  number of shares of the Common Stock,  or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might  otherwise  wish to effect sales.

         FUTURE SALES BY CORNELL  CAPITAL MAY  ADVERSELY  AFFECT OUR STOCK PRICE
AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

         The sale of  shares  issued  upon  conversion  of the  Debentures  with
Cornell  Capital  will  have  a  dilutive  impact  on our  stockholders.  If the aggregate principal amount of the $2,000,000 Debentures and accrued interest are converted  at  maturity  into  shares of our Common  Stock at the Fixed Price of
$0.9765,  up to  2,546,965  shares of  Common  Stock  will be issued to  Cornell
Capital.  If the Debentures are converted,  in whole or in part, at the Floating
Price,  the number of shares  issuable to Cornell Capital upon conversion may be substantially  greater.  Cornell  Capital  may sell such  shares  in the  market immediately,  which could cause our stock price to  decline.  In  addition,  the interest on the Debentures may be payable,  at the option of Cornell Capital, in shares of our Common Stock in lieu of cash,  which could have a further dilutive impact on our stockholders and could cause our stock price to decline.

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

         We may have to resort to  litigation  to protect our rights for certain intellectual property, or to determine their scope, validity, or enforceability.
Enforcing or defending  our rights is  expensive,  could cause  diversion of our resources,  and may not prove successful.  Any failure to enforce or protect our rights  could  cause us to lose the  ability  to exclude  others  from using our technology to develop or sell competing products.

         We  currently  depend  and will  continue  to depend  heavily  on third parties for support in research and  development  and clinical and  pre-clinical testing. Under certain circumstances, others may acquire certain rights in newly developed intellectual property developed in conjunction with us.

         Research and development and clinical trials involve a complex process, and these third parties' facilities may not be sufficient. Inadequate facilities could  delay  clinical  trials of our drugs and  result in delays in  regulatory approval and  commercialization  of our drugs,  either of which would materially harm our business. We may, if adequate funding is obtained,  decide to establish an independent  facility to replace or supplement those facilities.  To date, we have not identified the location, negotiated leases or equipment purchases, and, accordingly,  we are  subject  to  various  uncertainties  and risks that may be associated with the potential establishment of a new facility.

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

         We are a start-up development stage enterprise that prior to early 2005 has  operated  in all  material  respects  only  as a  virtual  company  with no
day-to-day  business  management,   operating  as  a  vehicle  to  hold  certain
technology for possible future  exploration,  and have been and will continue to be engaged in the  development of novel  untested drug delivery and  therapeutic technologies.  As a result,  our  resources  are limited  and we may  experience management, operational, or technical challenges inherent in such activities and
novel  technologies.   Other  companies,  which  may  become  competitors,  have
developed or are in the process of developing technologies that could now be, or in the future become, the basis for competition.  Some of these technologies may
have  an  entirely  different   approach  or  means  of  accomplishing   similar
therapeutic effects compared to our technology. Our competitors may develop drug delivery  technologies and drugs that are safer, more effective,  or less costly than our intended products and, therefore,  present a serious competitive threat to us. The potential widespread acceptance of therapies that are alternatives to ours may limit market acceptance of our products even if commercialized. Many of our targeted  diseases and conditions can also be treated by other medication or drug delivery  technologies.  These treatments may be widely accepted in medical communities  and have a longer  history  of use.  The  established  use of these competitive  drugs may limit the potential for our  technologies and products to receive widespread acceptance if commercialized.

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

         Our business  strategy  involves  obtaining orphan drug designation for certain of the products we have under  development.  We have been granted orphan drug designation for our proposed product for muscular dystrophy. We do not know whether  any of our other  products  will  receive an orphan  drug  designation.
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

         WE DEPEND UPON KEY PERSONNEL WHO MAY TERMINATE THEIR EMPLOYMENT WITH US
AT ANY TIME, AND WE WILL NEED TO HIRE ADDITIONAL  QUALIFIED  PERSONNEL WHICH MAY
BE UNAVAILABLE DUE TO THE NECESSITY OF UNIQUE SKILLS AND RESOURCES.

         Our success  will  depend to a  significant  degree upon the  continued
services of key management,  including William H. Pursley (age 52) and Norman W.
Barton (age 58). We maintain  directors and officers insurance for our directors and  executive  officers.  Our success will depend on the ability to attract and retain highly skilled personnel. Competition for qualified personnel is intense, and the process of hiring and  integrating  such  qualified  personnel  is often lengthy.  We may be unable to recruit such  personnel on a timely  basis,  if at all.  Management and other employees may voluntarily  terminate their employment at any time.  The loss of the  services of key  personnel,  or the  inability to attract and retain  additional  qualified  personnel,  could result in delays to development  or approval,  loss of sales and diversion of management  resources.
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

         INVESTORS IN OUR SECURITIES MAY SUFFER DILUTION.

         The  issuance  of shares of our Common  Stock,  or shares of our Common
Stock underlying warrants,  options or preferred stock or convertible debentures or notes will dilute the equity  interest of  existing  stockholders  who do not have  anti-dilution  rights and could have a significant  adverse  effect on the market price of our Common  Stock.  The sale of our Common  Stock  acquired at a discount  could have a negative  impact on the market  price of our Common Stock and could  increase the  volatility in the market price of our Common Stock.  In addition,  we may seek additional  financing which may result in the issuance of additional shares of our Common Stock and/or rights to acquire additional shares of our Common Stock.  The issuance of our Common Stock in  connection  with such financing  may result in  substantial  dilution to the  existing  holders of our
Common Stock who do not have anti-dilution rights. Those additional issuances of our Common Stock would result in a reduction of an existing holder's  percentage interest in our company.

         OUR COMMON STOCK IS THINLY  TRADED,  SO YOU MAY BE UNABLE TO SELL AT OR
NEAR ASK  PRICES  OR AT ALL IF YOU NEED TO SELL YOUR  SHARES  TO RAISE  MONEY OR
OTHERWISE DESIRE TO LIQUIDATE YOUR SHARES.

         Our Common Stock  historically been sporadically or  "thinly-traded" on the OTC  Bulletin  Board,  meaning  that the  number of  persons  interested  in purchasing  our  Common  Stock at or near ask  prices at any  given  time may be relatively  small or  non-existent.  As of April 11, 2006,  our average  trading volume per day for the past three months was  approximately  84,275 shares a day with a high  of  546,500  shares  traded  and a low of no  shares  traded.  This situation is attributable to a number of factors, including the fact that we are a small company which is relatively  unknown to stock  analysts,  stock brokers, institutional  investors and others in the investment community that generate or influence  sales  volume,  and  that  even if we came to the  attention  of such persons, they may tend to be risk-averse and may be reluctant to follow an unproven  company  such as ours or purchase  or  recommend  the  purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or  non-existent,  as compared to a seasoned issuer which has a large and steady volume of trading  activity that will  generally  support  continuous sales without an adverse effect on share price. There can be no assurance that a broader or more active public  trading  market for our Common Stock will develop or be sustained, or that current trading levels will be sustained.

         Fusion  Capital's  purchase  and sale into the market of $25,000 of our
Common  Stock each trading day could cause our Common Stock price to decline due to the additional  shares available in the market,  particularly in light of the relatively  thin trading  volume of our Common  Stock.  For  example,  using the closing  price per share on April 11, 2006,  of $0.26,  Fusion  Capital would be issued  96,154  shares each trading day if we elected to have them  purchase the daily purchase  amount,  whereas our average  trading volume for the prior three months was  approximately  84,275 shares per day. The market price of our Common
Stock could decline given our minimal  average  trading  volume  compared to the number of shares potentially issuable to Fusion Capital and the voting power and value of your  investment  would be  subject  to  continual  dilution  if Fusion
Capital purchases the shares and resells those shares into the market,  although there is no  obligation  for Fusion  Capital to sell such  shares.  Any  adverse affect on the market  price of our Common  Stock  would  increase  the number of shares  issuable to Fusion  Capital  each  trading day which would  increase the dilution  of your  investment.  Although  we have the right to reduce or suspend
Fusion Capital  purchases at any time,  our financial  condition at the time may require that we not exercise our right to suspend such  purchases  even if there is a decline in the market price.

         Contractual  9.9%  beneficial  ownership  limitations  prohibit  Fusion
Capital,  together with its affiliates,  from beneficially owning more than 9.9%
of our  outstanding  Common Stock.  This 9.9% limitation does not prevent Fusion
Capital  from  purchasing  shares of our Common Stock and then  reselling  those shares in stages over time where Fusion  Capital and its  affiliates  do not, at any given  time,  beneficially  own  shares  in  excess of the 9.9%  limitation.
Consequently,   these  limitations  will  not  necessarily  prevent  substantial dilution of the voting power and value of your investment.

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

           o      sales by  those  financing  our  company  through  convertible securities of the  underlying  Common Stock of which have been registered with the SEC and may be sold into the public market immediately upon conversion; and

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

         WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS AND EXECUTIVE OFFICERS.

         As  of  April  11,  2006,   our   directors,   officers  and  employees
beneficially own an aggregate of approximately  16.2% (or 13.9% giving effect to the rights of currently  outstanding  Series A Preferred  Stock  holders) of our outstanding Common Stock. These stockholders,  acting together, would be able to exert significant  influence on substantially all matters requiring  approval by our  stockholders,  including  the election of directors and approval of mergers and other significant corporate transactions.

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

         OUR BOARD OF DIRECTORS HAS ADOPTED A STOCKHOLDER RIGHTS PLAN.

         Our stockholder  rights plan may prevent a change in control or sale of our  company  in a manner or on terms not  previously  approved  by our board of directors.

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

         THERE MAY BE A LIMITED PUBLIC MARKET FOR OUR SECURITIES; WE MAY FAIL TO
QUALIFY FOR LISTING.

         Although we intend to apply for  listing of our Common  Stock on either the AMEX,  NASDAQ or other registered stock exchange,  there can be no assurance if and when initial listing criteria could be met or if such  application  would be granted,  or that the trading of our Common Stock will be  sustained.  In the event that our Common Stock fails to qualify for initial or continued listing on a registered stock exchange or for initial or continued  inclusion in the NASDAQ system,  trading,  if any,  in our  Common  Stock,  would  then  continue  to be conducted  on the NASD's  "Electronic  Bulletin  Board" in the  over-the-counter market and in what are commonly  referred to as "pink  sheets." As a result,  an investor  may find it more  difficult  to  dispose  of,  or to  obtain  accurate quotations  as to the market  value of our Common  Stock,  and our Common  Stock would become  substantially  less attractive for margin loans, for investment by financial institutions,  as consideration in future capital raising transactions or other  purposes.  We do not  presently  satisfy the listing  criteria for the
NASDAQ or AMEX markets.

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

EMPLOYEES

         As of April 11, 2006, we had seven employees, all of whom are full time employees. Three of our employees have doctorate and/or M.D. degrees.

ITEM 2.           DESCRIPTION OF PROPERTY.

         We lease our executive offices in Hunt Valley,  Maryland  consisting of approximately  5,200 square feet for approximately  $7,200 per month. This lease expires on December 31, 2006 and we believe should provide  sufficient space for our clinical, regulatory and other administrative functions during the remaining term of the lease.

ITEM 3.           LEGAL PROCEEDINGS.

         We are not  presently  a party to any pending  litigation,  nor, to the knowledge of our management, is any litigation threatened against us.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were  submitted  during the fourth quarter of 2005 to a vote of our stockholders.

                                     PART II

ITEM 5.           MARKET FOR COMMON  EQUITY,  RELATED  STOCKHOLDER  MATTERS  AND
                  PURCHASE OF EQUITY SECURITIES.

Market Information

         Our  Common  Stock has been  quoted  on the OTC  Bulletin  Board  since
December  13, 2004 under the symbol  CEPO.OB.  Prior to that date,  there was no active  market for our Common  Stock.  Based upon  information  furnished by our transfer agent, as of April 11, 2006, we had approximately 290 holders of record of our Common Stock.

         The  following  table sets forth the high and low sales  prices for our
Common Stock for the periods  indicated,  as reported by the OTC Bulletin Board.
The prices state inter-dealer quotations,  which do not include retail mark-ups, mark-downs  or  commissions.  Such prices do not  necessarily  represent  actual transactions.

Fiscal Year 2004                                     High             Low
----------------                                     ----             ---
First Quarter                                     $   N/A        $    N/A
Second Quarter                                        N/A             N/A
Third Quarter                                         N/A             N/A
Fourth Quarter                                       4.80            3.00

FISCAL YEAR 2005
First Quarter                                     $  6.70        $   3.85
Second Quarter                                       4.09            2.25
Third Quarter                                        3.00            0.88
Fourth Quarter                                       1.84            0.71

FISCAL YEAR 2006
First Quarter                                     $  0.84        $   0.27
Second Quarter (through April 11, 2006)              0.31            0.26

Dividends

         We have not  declared or paid  dividends on our Common Stock and do not anticipate  declaring  or paying any cash  dividends  on our Common Stock in the foreseeable  future. We currently expect to retain future earnings,  if any, for the development of our business.  Dividends may be paid on our Common Stock only if and when declared by our board of directors and paid on an as-converted basis to the holders of our Series A Preferred Stock.

EQUITY COMPENSATION PLAN INFORMATION

         We maintain a Founders'  Plan, a 2004  Incentive  Stock Plan and a 2006
Incentive  Stock Plan. As of April 11, 2006 we have issued (i) 3,031,943  shares of Common Stock under the Founders' Plan, (ii) 1,465,483  shares of Common Stock under the 2004  Incentive  Stock Plan and (iii) have  outstanding  non-qualified stock  options to purchase a total of  1,203,799  shares of Common  Stock,  with exercise  prices at or in excess of the fair market  value on the date of grant, under the 2004 Incentive Stock Plan. (See "Executive Compensation - Stock Plans"
for a detailed description of our equity compensation plans.)

         The following  table provides  information as of December 31, 2005 with respect to the  shares of Common  Stock  that may be issued  under our  existing equity compensation plans:

                                                                                                       Number of
                                       Number of securities to            Weighted-average            securities
                                            be issued upon                exercise price of            remaining
                                       exercise of outstanding          outstanding options,         available for
Plan Category                        options, warrants and rights        warrants and rights        future issuance
-------------                       -----------------------------     ------------------------    ------------------
Equity compensation
plans approved by
security holders (1)                           646,695                         $ 3.08                  1,131,435

Equity compensation
plans not approved by
security holders                                  -                               -                        -

_______________

(1)      Represents the 2004 Incentive Stock Plan and the Founders' Plan.

RECENT SALES OF UNREGISTERED SECURITIES

         During the period covered by this Report,  we have issued the following unregistered  securities which have not been previously reported.  None of these transactions involved any underwriters,  underwriting  discounts or commissions, except as  specified  below,  or any public  offering,  and we believe that each transaction was exempt from the registration  requirements of the Securities Act by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

         In April 2005, the Replacement  Note was amended to extend the maturity date to July 3, 2006 from  December 8, 2005,  to increase the  interest  rate to
12%,  effective  December 9, 2005, and to change the  conversion  price to $0.75 from $1.25 per share.

         On June 21,  2005,  we  issued  25,000  shares  of  Common  Stock to an investment advisory firm for services rendered to us.

         On August 16, 2005, we issued a three-year  warrant to purchase 100,000 shares of Common  Stock at $1.70 per  share to a  financial  relations  firm for services rendered to us.

         On August 16, 2005, we issued a three-year  warrant to purchase  60,000 shares of Common Stock at $1.70 per shares to the Placement  Agent for financial relation services.

         On September  16, 2005,  we issued  25,000 shares of Common Stock as an expense reimbursement and on October 7, 2005, we issued 377,359 shares of Common
Stock as initial  commitment  shares and the Fusion Warrant to purchase  377,359 shares of Common  Stock at $0.01  per  share to Fusion  Capital  under the Stock
Purchase Agreement.

         On December 9, 2005, we further amended the Replacement  Note to Harbor
Trust to change the conversion price to $0.375 from $0.75 per share.

         On December 9, 2005, we issued a $250,000  convertible  promissory note at a conversion price of $1.00 per share to Harbor Trust which bears interest at
6% per year and matures on December 9, 2006.

         On  December  9, 2005,  we issued (i) a  $1,000,000  Debenture,  (ii) a warrant to  purchase  1,000,000  shares of Common  Stock at $1.023 per share and
(ii) 268,817 shares of Common Stock, to Cornell Capital.

         On December  28,  2005,  we issued a  $1,000,000  Debenture  to Cornell
Capital.

PURCHASES OF EQUITY SECURITIES

         On June 17, 2005, we entered into a securities  purchase agreement with
Xechem  pursuant to which we repurchased  2,886,563  shares of Common Stock from
Xechem, which was the former owner of approximately 29% of our Common Stock, for a  purchase  price of  $2,309,250  and  terminated  the  Spinoff  Agreement.  As additional  consideration,  William  Pursley,  our Chairman and Chief  Executive
Officer,  surrendered  options to purchase  43,000,000 shares of common stock of
Xechem. Xechem retained 500,000 shares of Common Stock, but agreed that it would only sell such shares subject to the volume restrictions of Rule 144, regardless of whether or not such volume  limitations  are  applicable  at the time of such sale.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following  discussion  of our plan of operations  should be read in conjunction with our financial  statements and notes thereto appearing elsewhere in this document.

OVERVIEW

         We are a  development-stage  biopharmaceutical  company focusing on the development of proprietary, cell-targeted therapeutic products for the treatment of neuromuscular  and  neurodegenerative  diseases.  Our goal is to increase the quality and quantity of life of people  suffering with these  diseases.  Primary efforts are  currently  being focused on moving our lead product into phase I/II clinical trials for Duchenne muscular  dystrophy.  Our broad platform technology also includes the  development of products for multiple  sclerosis,  amyotrophic lateral sclerosis and chronic inflammatory demyelinating polyneuropathy.

CAPITAL RESOURCES AND CASH REQUIREMENTS

         Subsequent to December 31, 2005,  we exhausted  our cash  resources and have not been able to remain  current with  respect to the payment  terms of our operating obligations. In addition, currently we do not have sufficient funds to repay our outstanding debt at maturity. Currently, our outstanding debt includes
$2,000,000 plus accrued interest of our secured convertible debentures due as to
$1,000,000  on each of December 9, 2006 and December 28, 2006,  and an aggregate of $698,736 plus accrued  interest of convertible  notes, of which $448,736 plus accrued  interest is due on July 3, 2006 and $250,000  plus accrued  interest is due on  December  9,  2006.  We  are  continuing  to  seek  additional  capital, collaborative  partners,  joint ventures and strategic alliance  agreements both within the United States and abroad in an effort to continue the  development of our proposed products; however, there are currently no firm commitments in place for new capital. Absent additional funding from private or public equity or debt financings, collaborative or other partnering arrangements, or other sources, we will be unable to conduct our product  development  efforts as planned,  and may need to curtail our  development  plans,  cease  operations  or sell our assets, raising substantial doubt about our ability to continue as a going concern.

         During the year ended  December 31,  2005,  we received net proceeds of
$6,482,883 from financing  activities,  including (i) $7,644,389 (gross proceeds of  $9,164,500  net of  transaction  expenses  of  $1,520,111)  from the sale of preferred  stock and  common  stock  purchase  warrants  ("Units")  in a private placement  transaction,  (ii)  $2,250,000 in gross proceeds from the issuance of convertible  debt,  offset by $355,373 in expenses,  and (iii) $169,567 from the issuance  of common  stock to various  investors.  From these net  proceeds,  we repurchased  3,253,143  shares of its common stock,  par value $0.0001 per share from Xechem for $3,225,700.  comprised of (x) $916,450 for 366,580 shares of its common stock pursuant to the terms of a redemption obligation and (y) $2,309,250 and the forfeiture of an option held by our Chief Executive  Officer to purchase
43 million  shares of common stock of Xechem with a fair value of $424,818,  for an additional  2,886,563  shares of its common stock which reduced the number of shares of common  stock  issued and  outstanding  at a per share price below the then applicable market price.

         In addition,  subsequent  to December 31,  2005,  we initiated  several other programs to address our liquidity situation:

         o        During  October 2005, we entered into a common stock  purchase agreement with Fusion Capital Fund II, LLC ("Fusion Capital"), pursuant to which  Fusion  Capital has agreed,  under  certain conditions,  to  purchase  on each  trading day $25,000 of our common stock up to an aggregate,  under certain conditions, of
                  $20  million  over  a  40-month  period,  subject  to  earlier termination  at our  discretion.  Due to  certain  restrictive provisions in the  agreement,  we do not currently  anticipate common  stock  sales  to begin  any time in the near  future.

           o      During March 2006,  we received net proceeds of $300,000  from the exercise of common stock options.

         Our planned  activities  for the  foreseeable  future will  continue to require us to engage consultants and contract research  organizations to support
our  clinical  development  programs,   and  additional   personnel,   including
management,  with expertise in areas such as preclinical testing, clinical trial design and management,  regulatory affairs, manufacturing and marketing. We will need to raise substantial  additional capital for these purposes and to continue funding the development of Myodur and our other products.

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

RESEARCH, DEVELOPMENT AND MANUFACTURING

         Currently,  our primary efforts are raising capital and moving our lead product into phase I/II clinical trials for Duchenne muscular  dystrophy.  If we are successful in raising capital, we plan to use our available cash to continue the development of our  technologies,  which  currently is primarily  focused on
Myodur,  preparing  for and executing our phase I/II human  clinical  trial,  if approved by the FDA. As resources  permit, we may also fund other development of
Myodur or any of our other  technologies.  We presently expect to initiate human clinical trials before the end of 2006.

         We  currently  rely on third  party  contract  research  organizations, service  providers,  and suppliers for support in research and  development  and pre-clinical,  toxicology and clinical testing. In addition, we do not have, and do not intend to  establish,  our own  manufacturing  facilities  to produce our product  candidates in the near or mid-term.  We outsource the  manufacturing of our proposed product,  Myodur, to contract manufacturers.  During April 2005, we entered  into an  exclusive  manufacture  and supply  agreement  with  Bachem AG
("Bachem")  whereby Bachem is entitled to receive royalty payments in the amount of the lesser of 5% of "net sales" (as defined in the agreement) or $10 million,
$15 million or $25 million in the first, second and third (and thereafter) years of the  agreement,  respectively.  During the year ended  December 31, 2005,  we incurred  approximately  $3.6 million for the costs of the proposed  product and related  materials of which  approximately  $1.4 million remains  unpaid.  As of
December 31, 2005, we have sufficient  materials required for currently on-going pre-clinical and toxicology  studies and for initial human clinical trial. We do not have sufficient capital to purchase all the materials  necessary to complete our long-term toxicology studies or to complete all of our human clinical trials in order to file for approval to market our proposed product, Myodur.

OFF BALANCE SHEET ARRANGEMENTS

         Currently,  we do not have any off  balance  sheet  arrangements  which would require disclosure in our financial statements.

EMPLOYEES

         As of April 11, 2006, we had seven employees, all of whom are full-time employees,  one of whom focuses on and  coordinates our research  program,  five that focus on and coordinate  clinical and regulatory  strategy and  operations, one in business and corporate development, and three in management, finance, and administration.  Three of our employees have doctorate and/or M.D.  degrees.  As our current  business  strategy is primarily to  coordinate  research,  clinical development, and manufacturing activities by third parties, we do not anticipate hiring a significant number of additional employees over the next twelve months.

PROPERTIES

         We  currently  lease our  executive  offices in Hunt  Valley,  Maryland consisting  of  approximately  5,200  square feet for  approximately  $7,200 per month.  This lease expires on December 31, 2006 and we believe it should provide sufficient space for our clinical, regulatory and other administrative functions during the remaining  term of the lease.  We are currently  evaluating our needs for office space beyond December 31, 2006 and laboratory  space. If financing is available,  we may secure  laboratory  facilities for our own internal  research activities.  We  are  currently  conducting  research  in  various  third  party commercial and academic settings.  Our plans include continuing this practice in addition  to  expanding  the  use  of  third-party  research  organizations  and facilities to meet specific needs.

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

         We  also  use  market  data  and  industry  forecasts  and  projections throughout this Report,  which we have obtained from market  research,  publicly available information and industry  publications.  These sources generally state that the information  they provide has been obtained from sources believed to be reliable,  but that the accuracy and  completeness  of the  information  are not guaranteed.  The forecasts and projections are based on industry surveys and the preparers'  experience  in the industry,  and the  projected  amounts may not be achieved.  Similarly,  although we believe that the surveys and market  research others have  performed are  reliable,  we have not  independently  verified this information. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional  uncertainties accompanying any estimates of future market size,  revenue and market acceptance of products and services.

ITEM 7.           FINANCIAL STATEMENTS.

         See the Company's Financial Statements beginning on page F-1.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
CepTor Corporation:

We have  audited  the  accompanying  balance  sheets  of CepTor  Corporation  (a development  stage  company)  as of  December  31, 2005 and 2004 and the related statements of operations, changes in stockholders' equity (deficiency), and cash
flows  for  the  years  then  ended.   These   financial   statements   are  the
responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

The  financial  statements  of the  Company  for the period from August 11, 1986
(date of  inception)  to December 31, 2003 were  audited by another  independent registered  public accounting firm whose report dated July 26, 2004 expressed an unqualified  opinion on those  statements and included an explanatory  paragraph regarding the Company's  ability to continue as a going  concern.  The financial statements  for the period  August 11, 1986 (date of  inception) to December 31,
2003  reflect a net loss of $911,586 of the total  inception to date net loss of
$22,432,090.  The other  independent  registered public accounting firm's report has been furnished to us, and our opinion,  insofar as it related to the amounts included  for such prior  periods  are based  solely on the report of such other independent registered public accounting firm.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements  are free of material  misstatement.  The Company is not  required to have,  nor were we engaged to perform,  an audit of its  internal  control  over financial reporting.  Our audits included consideration of internal control over financial  reporting  as  a  basis  for  designing  audit  procedures  that  are appropriate  in the  circumstances,  but not for the  purpose of  expressing  an opinion on the  effectiveness  of the Company's  internal control over financial reporting.  Accordingly  we express  no such  opinion.  An audit  also  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in
the  financial   statements,   assessing  the  accounting  principles  used  and
significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our  opinion,  based upon our report and the report of the other  independent registered  public accounting firm, the financial  statements  referred to above present  fairly,  in all material  respects,  the  financial  position of CepTor
Corporation (a development  stage company) as of December 31, 2005 and 2004, and the  results of its  operations  and its cash flows for the years then ended and for the period from August 11, 1986 (date of  inception) to December 31, 2005 in conformity with United States generally accepted accounting principles.

The  accompanying  financial  statements  have been  prepared  assuming that the
Company will continue as a going concern. As more fully described in Note 2, the
Company has incurred  significant losses since inception and has limited capital resources, which raise substantial doubt about the Company's ability to continue as a going  concern.  Management's  plans in  regard to these  matters  are also described in Note 2. The  financial  statements  do not include any  adjustments that might result from the outcome of this uncertainty.

Marcum & Kliegman LLP
New York, New York
April 10, 2006

                                                   CEPTOR CORPORATION
                                              (A Development Stage Company)
                                                     BALANCE SHEETS
                                                                                              December 31,
                                                                                    -----------------------------------
                                                                                          2005              2004
                                                                                    ---------------   -----------------
                                      ASSETS
Current Assets:
     Cash and cash equivalents                                                      $      434,277     $    1,331,513
     Prepaid expenses                                                                      175,785            107,729
                                                                                    ---------------   -----------------
         Total current assets                                                              610,062          1,439,242

Property and equipment, net                                                                 55,431             60,615
Deferred financing costs                                                                   106,033                  -
Security deposit                                                                            18,511             18,511
                                                                                    ---------------   -----------------

TOTAL ASSETS                                                                        $      790,037     $    1,518,368
                                                                                    ===============   =================

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
     Accounts payable                                                               $    4,268,469     $       58,266
     Accrued expenses                                                                      900,651            315,237
     Common stock subject to repurchase under put right                                          -          1,637,325
     Convertible notes (net of debt discount of $2,211,897)                                774,748                  -
                                                                                    ---------------   -----------------
         Total current liabilities                                                       5,943,868          2,010,828

Convertible notes                                                                                -             56,821
Warrant liability                                                                         3,130,957                  -
Conversion option liability                                                                 779,718                  -
                                                                                    ---------------   -----------------

TOTAL LIABILITIES                                                                        9,854,543          2,067,649
                                                                                    ---------------   -----------------

Commitments and contingencies

Stockholders' Deficiency:
     Preferred stock, $0.0001 par value; authorized 20,000,000 shares, issued and outstanding - 248.15 and 145.07 shares of Series A Convertible
       Preferred Stock at December 31, 2005 and 2004, respectively; liquidation preference
       - $6,203,750 and $3,626,750, respectively                                         6,203,750          3,626,750
     Common stock, $0.0001; authorized 100,000,000 shares, issued and outstanding
       - 11,744,120 at December 31, 2005 and 10,539,161, net of 401,305 shares
       subject to put right at December 31, 2004                                             1,174              1,054
     Subscriptions receivable on common stock                                                    -               (303)
     Deferred compensation                                                                (322,830)          (624,750)
     Additional paid-in capital                                                         22,969,495         12,294,648
     Treasury stock, at cost, 145,070 shares at December 31, 2004                                 -           (362,675)
     Deficit accumulated during the development stage                                  (37,916,095)       (15,484,005)
                                                                                    ---------------   -----------------
         Total stockholders' deficiency                                                 (9,064,506)          (549,281)
                                                                                    ---------------   -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                      $      790,037     $    1,518,368
                                                                                    ===============   =================

(See notes to financial statements.)

                                                 CEPTOR CORPORATION
                                            (A Development Stage Company)
                                               STATEMENTS OF OPERATIONS

                                                                                                       Cumulative
                                                                                                    August 11, 1986
                                                                     For the Years Ended                (Date of
                                                                        December 31,                 Inception) to
                                                            ------------------------------------      December 31,
                                                                  2005                2004                2005
                                                            ----------------   -----------------   ------------------
REVENUES:
     Other income                                           $             -    $             -     $        75,349

OPERATING EXPENSES:
     Research and development                                    10,007,649          2,006,119          12,601,505
     In-process research and development                                  -          5,034,309           5,034,309
     General and administrative                                   3,564,712          6,385,711          10,117,345
     Gain on extinguishment of debt                                (311,281)                 -            (311,281)
     Change in fair value of derivative
       financial instruments                                       (949,981)                 -            (949,981)
     Interest expense                                               998,394          1,123,123           2,362,835
     Interest income                                                (41,903)            (1,373)            (52,318)
                                                            ----------------   -----------------   ------------------
         Total operating expenses                                13,267,590         14,547,889          28,802,414
                                                            ----------------   -----------------   ------------------

NET LOSS                                                        (13,267,590)       (14,547,889)        (28,727,065)

     Preferred dividends                                         (9,164,500)          (936,116)        (10,100,616)
                                                            ----------------   -----------------   ------------------
NET LOSS AVAILABLE TO COMMON STOCKHOLDERS                   $   (22,432,090)   $   (15,484,005)    $   (38,827,681)
                                                            ================   =================   ==================

Basic and diluted loss per common share                     $         (2.11)   $         (3.25)

Weighted-average number of common shares outstanding             10,653,286          4,757,477

(See notes to financial statements.)

                                                         CEPTOR CORPORATION
                                                    (A Development Stage Company)
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                  Preferred Stock             Common Stock                      Deferred
                                                ---------------------    ----------------------   Subscription   Compen-
                                                 Shares      Amount       Shares       Amount      Receivable     Sation
                                                --------   ----------   ----------   ----------   ------------  ----------
BALANCE, AUGUST 11, 1986 AND DECEMBER 31, 1986         -   $        -            -   $        -   $        -    $        -

     Issuance of common stock for cash, $0.0012                            840,818           84
                                                --------   ----------   ----------   ----------   ------------  ----------
BALANCE, DECEMBER 31, 1987                             -            -      840,818           84            -             -

                                                --------   ----------   ----------   ----------   ------------  ----------
BALANCE, DECEMBER 31, 1988                             -            -      840,818           84            -             -

                                                --------   ----------    ---------   ----------   ------------  ----------
BALANCE, DECEMBER 31, 1989                             -            -      840,818           84            -             -

                                                --------   ----------   ----------   ----------   ------------  ----------
BALANCE, DECEMBER 31, 1990                             -            -      840,818           84            -             -

                                                --------   ----------   ----------   ----------   ------------  ----------
BALANCE, DECEMBER 31, 1991                             -            -      840,818           84            -             -

     Net loss
                                                --------   ----------   ----------   ----------   ------------  ----------
BALANCE, DECEMBER 31, 1992                             -            -      840,818           84            -             -

     Net loss
     Convertible notes                                                     176,572           18
     Issuance of common stock in exchange
       for services rendered, $0.0142                                      176,572           18
                                                --------   ----------   ----------   ----------   ------------  ----------
BALANCE, DECEMBER 31, 1993                             -            -    1,193,962          120            -             -

     Net income
     Distribution to stockholders
                                                --------   ----------   ----------   ----------   ------------  ----------
BALANCE, DECEMBER 31, 1994                             -            -    1,193,962          120            -             -

     Net loss
                                                --------   ----------   ----------   ----------   ------------  ----------
BALANCE, DECEMBER 31, 1995                             -            -    1,193,962          120            -             -

     Net loss
                                                --------   ----------   ----------   ----------   ------------  ----------
BALANCE, DECEMBER 31, 1996                             -            -    1,193,962          120            -             -

     Net loss
     Issued pursuant to acquisition, $3.3501                                59,700            6
     Issuance of common stock for cash, $3.3501                             29,850            3
     Capital contribution by stockholder
     Expense pursuant to grant of stock option
                                                --------   ----------   ----------   ----------   ------------  ----------
BALANCE, DECEMBER 31, 1997                             -            -    1,283,512          129            -             -

     Net loss
                                                --------   ----------   ----------   ----------   ------------  ----------
BALANCE, DECEMBER 31, 1998                             -            -    1,283,512          129            -             -

     Net loss
                                                --------   ----------   ----------   ----------   ------------  ----------
BALANCE, DECEMBER 31, 1999                             -            -    1,283,512          129            -             -

     Net loss
     Issuance of common stock for cash, $3.1409                             15,919            2
                                                --------   ----------   ----------   ----------   ------------  ----------
BALANCE, DECEMBER 31, 2000                             -            -    1,299,431          131            -             -

     Net loss
     Issued pursuant to funding
        agreement, $0.0838                                               1,083,729          108
                                                --------   ----------   ----------   ----------   ------------  ----------
BALANCE, DECEMBER 31, 2001                             -   $        -    2,383,160   $      239   $        -    $        -

                                                         CEPTOR CORPORATION
                                                    (A Development Stage Company)
                                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

                                                                                        Deficit
                                                                                       Accumulated
                                                 Additional                             During the       Total
                                                   Paid-in        Treasury Stock       Development    Stockholders
                                                   Capital       Shares     Amount        Stage       Deficiency
                                                -----------    ---------  ---------- --------------  --------------
BALANCE, AUGUST 11, 1986 AND DECEMBER 31, 1986  $        -            -  $        -  $          -    $        -

     Issuance of common stock for cash, $0.0012         916                                                1,000
                                                -----------    ---------  ---------- --------------  --------------
BALANCE, DECEMBER 31, 1987                              916            -           -             -         1,000

                                                -----------    ---------  ---------- --------------  --------------
BALANCE, DECEMBER 31, 1988                              916            -           -             -         1,000

                                                 ----------    ---------  ----------  -------------   -------------
BALANCE, DECEMBER 31, 1989                              916            -           -             -         1,000

                                                -----------    ---------  ---------- --------------  --------------
BALANCE, DECEMBER 31, 1990                              916            -           -             -         1,000

                                                -----------    ---------  ---------- --------------  --------------
BALANCE, DECEMBER 31, 1991                              916            -           -             -         1,000

     Net loss                                                                               (8,006)       (8,006)
                                                -----------    ---------  ---------- --------------  --------------
BALANCE, DECEMBER 31, 1992                              916            -           -        (8,006)       (7,006)

     Net loss                                                                               (1,169)       (1,169)
     Convertible notes                                    3                                                   21
     Issuance of common stock in exchange
       for services rendered, $0.0142                 2,482                                                2,500
                                                -----------    ---------  ---------- --------------  --------------
BALANCE, DECEMBER 31, 1993                            3,401            -           -        (9,175)       (5,654)

     Net income                                                                             10,222        10,222
     Distribution to stockholders                                                           (4,260)       (4,260)
                                                -----------    ---------  ---------- --------------  --------------
BALANCE, DECEMBER 31, 1994                            3,401            -           -        (3,213)          308

     Net loss                                                                               (1,342)       (1,342)
                                                -----------    ---------  ---------- --------------  --------------
BALANCE, DECEMBER 31, 1995                            3,401            -           -        (4,555)       (1,034)

     Net loss                                                                               (8,727)       (8,727)
                                                -----------    ---------  ---------- --------------  --------------
BALANCE, DECEMBER 31, 1996                            3,401            -           -       (13,282)       (9,761)

     Net loss                                                                               (3,975)       (3,975)
     Issued pursuant to acquisition, $3.3501        199,994                                              200,000
     Issuance of common stock for cash, $3.3501      99,997                                              100,000
     Capital contribution by stockholder             50,000                                               50,000
     Expense pursuant to grant of stock option       20,356                                               20,356
                                                -----------    ---------  ---------- --------------  --------------
BALANCE, DECEMBER 31, 1997                          373,748            -           -       (17,257)      356,620

     Net loss                                                                              (21,102)      (21,102)
                                                -----------    ---------  ---------- --------------  --------------
BALANCE, DECEMBER 31, 1998                          373,748            -           -       (38,359)      335,518

     Net loss                                                                              (25,172)      (25,172)
                                                -----------    ---------  ---------- --------------  --------------
BALANCE, DECEMBER 31, 1999                          373,748            -           -       (63,531)      310,346

     Net loss                                                                              (36,256)      (36,256)
     Issuance of common stock for cash, $3.1409      49,998                                               50,000
                                                -----------    ---------  ---------- --------------  --------------
BALANCE, DECEMBER 31, 2000                          423,746            -           -       (99,787)      324,090

     Net loss                                                                             (233,958)     (233,958)
     Issued pursuant to funding
        agreement, $0.0838                           90,659                                               90,767
                                                -----------    ---------  ---------- --------------  --------------
BALANCE, DECEMBER 31, 2001                       $  514,405            -  $        -  $   (333,745)   $  180,899

                                                                F-4A

                                                         CEPTOR CORPORATION
                                                    (A Development Stage Company)
                                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

                                                  Preferred Stock             Common Stock                      Deferred
                                                ---------------------    ----------------------   Subscription   Compen-
                                                 Shares      Amount       Shares       Amount      Receivable     Sation
                                                --------   ----------   ----------   ----------   ------------  ----------
BALANCE, DECEMBER 31, 2001                             -   $        -    2,383,160   $      239   $        -    $        -

     Net loss
     Issued pursuant to funding agreement,
       $0.0838                                                           1,515,053          151
                                                --------   ----------   ----------   ----------   ------------  ----------
BALANCE, DECEMBER 31, 2002                             -            -    3,898,213          390            -             -

     Net income
                                                --------   ----------   ----------   ----------   ------------  ----------
BALANCE, DECEMBER 31, 2003                             -            -    3,898,213          390            -             -

     Acquisition by Xechem International,
       Inc. and application of push-down
       accounting                                                                -            -
     Option granted pursuant to spinoff
       agreement                                                                 -            -
     Common stock subject to repurchase
       under put right                                                    (401,305)         (40)
     Common stock issued May 2004, in
       connection with bridge loans ($1.22)                                451,597           45
     Common stock issued May 2004, to
       placement agent for bridge loans($2.50)                              36,000            4
     Common stock issued September 2004,
       net of offering expenses of
       $70,760 ($1.68)                                                     554,413           55
     Common stock issued December 2004 to
       advisors for past services ($2.50)                                  675,690           68
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
     Warrants issued to nonemployees for
       services
     Preferred stock and warrants issued
       pursuant to units sold December 2004
       in a private placement ($25,000/Unit)      145.07    3,626,750
     Acquisition December 2004 of treasury
       stock under put right ($2.50)
     Deemed dividend of beneficial conversion
       feature of units sold in private
       placement
     Stock option-based compensation for
       investor relation services rendered                                                                      (1,198,500)
     Stock option-based compensation for
       research consulting services rendered                                                                       (30,600)
     Amortization of deferred compensation                                                                         604,350
     Net loss
                                                --------   ----------   ----------   ----------   ------------  ----------
BALANCE, DECEMBER 31, 2004                        145.07   $3,626,750   10,539,161   $    1,054   $     (303)   $ (624,750)

                                                         CEPTOR CORPORATION
                                                    (A Development Stage Company)
                                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

                                                                                         Deficit
                                                                                        Accumulated
                                                  Additional                             During the       Total
                                                    Paid-in        Treasury Stock       Development    Stockholders
                                                    Capital       Shares     Amount        Stage       Deficiency
                                                 -----------    ---------  ---------- --------------  --------------
BALANCE, DECEMBER 31, 2001                        $  514,405            -   $       -  $   (333,745)   $  180,899

     Net loss                                                                              (654,599)     (654,599)
     Issued pursuant to funding agreement,
       $0.0838                                       126,742                                              126,893
                                                 -----------    ---------  ---------- --------------  --------------
BALANCE, DECEMBER 31, 2002                           641,147            -           -      (988,344)     (346,807)

     Net income                                                                              72,498        72,498
                                                 -----------    ---------  ---------- --------------  --------------
BALANCE, DECEMBER 31, 2003                           641,147            -           -      (915,846)     (274,309)

     Acquisition by Xechem International,
       Inc. and application of push-down
       accounting                                  4,118,463                                 915,846    5,034,309
     Option granted pursuant to spinoff
       agreement                                   2,082,500                                            2,082,500
     Common stock subject to repurchase
       under put right                            (1,637,285)                                          (1,637,325)
     Common stock issued May 2004, in
       connection with bridge loans ($1.22)          549,955                                              550,000
     Common stock issued May 2004, to
       placement agent for bridge loans($2.50)        89,996                                               90,000
     Common stock issued September 2004,
       net of offering expenses of
       $70,760 ($1.68)                               929,176                                              929,231
     Common stock issued December 2004 to
       advisors for past services ($2.50)          1,689,157                                            1,689,225
     Reclassification in December 2004 of
       advances from Xechem as contribution
       to capital                                    350,310                                              350,310
     Minority shareholders pursuant to
       recapitalization                                 (185)                                                   -
     Common stock issued December 2004
       pursuant to exercise of options granted
       pursuant to spinoff agreement ($0.00001)                                                                 -
     Intrinsic value of beneficial
       conversion feature of replacement notes     1,111,240                                            1,111,240
     Common stock issued December 2004 in
       conversion of convertible note ($1.25)        209,495                                              209,512
     Common stock issued December 2004 in
       connection with litigation settlement
       ($2.50)                                       312,488                                              312,500
     Warrants issued in connection with
       litigation settlement                         109,500                                              109,500
     Common stock issued December 2004
       pursuant to placement agent agreement
       ($2.50)                                           (15)                                                   -
     Warrants issued to nonemployees for
       services                                       396,000                                             396,000
     Preferred stock and warrants issued
       pursuant to units sold December 2004
       in a private placement ($25,000/Unit)        (822,510)                                           2,804,240
     Acquisition December 2004 of treasury
       stock under put right ($2.50)                              145,070     (362,675)                  (362,675)
     Deemed dividend of beneficial conversion
       feature of units sold in private
       placement                                     936,116                               (936,116)            -
     Stock option-based compensation for
       investor relation services rendered         1,198,500                                                    -
     Stock option-based compensation for
       research consulting services rendered          30,600                                                    -
     Amortization of deferred compensation                                                                604,350
     Net loss                                                                           (14,547,889)  (14,547,889)
                                                 -----------    ---------  ---------- --------------  --------------
BALANCE, DECEMBER 31, 2004                       $12,294,648     145,070   $(362,675) $ (15,484,005)   $ (549,281)

                                                                F-5A

                                                         CEPTOR CORPORATION
                                                    (A Development Stage Company)
                                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

                                                  Preferred Stock             Common Stock                      Deferred
                                                ---------------------    ----------------------   Subscription   Compen-
                                                 Shares      Amount       Shares       Amount      Receivable     Sation
                                                --------   ----------    ---------   ----------   ------------  ----------
BALANCE, DECEMBER 31, 2004                        145.07   $3,626,750   10,539,161   $    1,054   $     (303)   $ (624,750)

     Preferred stock and warrants issued           48.35    1,208,750
       pursuant to units sold on January 5,
       2005 in a private placement ($25,000)
     Deemed dividend of beneficial
       conversion feature of units sold
       January 5, 2005 in private placement
     Acquisition January 5, 2005 of
       treasury stock under put right ($2.50)
     Preferred stock and warrants issued
       pursuantto units sold on January 18,
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
     Deemed dividend of beneficial
       conversion feature of units sold
       February 3, 2005 in private placement
     Acquisition February 3, 2005 of
       treasury stock under put right ($2.50)
     Preferred stock and warrants issued
       pursuant to units sold on February
       11, 2005 in a private placement($25,000)    17.50      437,500
     Deemed dividend of beneficial
       conversion feature of units sold
       February 11, 2005 in private placement
     Acquisition February 11, 2005 of
       treasury stock under put right ($2.50)
     Common stock issued February 2005
       pursuant to cashless exercise of
       option ($3.05)                                                      100,191           10
     Common stock issued March 2005 upon
       conversion of preferred shares ($2.50)     (44.00)  (1,100,000)     440,000           44
     Payment for common stock issued
       December 2004 pursuant to exercise
       of options granted pursuant to
       spinoff agreement ($0.00001)                                                                      303
     Common stock issued March 2005
       pursuant to exercise of warrants ($1.25)                              5,000            1
     Common stock issued April 2005 upon
       conversion of preferred shares ($2.50)     (15.00)    (375,000)     150,000           15
     Common stock issued May 2005 pursuant
       to financing letter agreement ($3.00)                                25,000            2
     Common stock issued May 2005 upon
       conversion of preferred shares ($2.50)     (41.00)  (1,025,000)     410,000           41
     Common stock issued June 2005 upon
       conversion of preferred shares ($2.50)     (29.00)    (725,000)     290,000           29
     Capital contribution for repurchase of
       common stock pursuant to Stock
       Purchase Agreement
     Common stock repurchased June 2005
       pursuant to Stock Repurchase
       Agreement ($0.80)

                                                         CEPTOR CORPORATION
                                                    (A Development Stage Company)
                                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

                                                                                         Deficit
                                                                                        Accumulated
                                                  Additional                             During the       Total
                                                    Paid-in        Treasury Stock       Development    Stockholders
                                                    Capital       Shares     Amount        Stage       Deficiency
                                                  ----------    ---------  ----------  -------------   -------------
BALANCE, DECEMBER 31, 2004                       $12,294,648     145,070   $(362,675) $ (15,484,005)   $ (549,281)

     Preferred stock and warrants issued            (159,359)                                           1,049,391
       pursuant to units sold on January 5,
       2005 in a private placement ($25,000)
     Deemed dividend of beneficial
       conversion feature of units sold
       January 5, 2005 in private placement        1,208,750                             (1,208,750)            -
     Acquisition January 5, 2005 of
       treasury stock under put right ($2.50)                      48,350    (120,875)                   (120,875)
     Preferred stock and warrants issued
       pursuantto units sold on January 18,
       2005 in a private placement ($25,000)        (252,624)                                           1,653,626
     Deemed dividend of beneficial
       conversion feature of units sold
       January 18, 2005 in private placement       1,906,250                             (1,906,250)           -
     Acquisition January 18, 2005 of treasury
       stock under put right ($2.50)                               76,250    (190,625)                   (190,625)
     Common stock issued January 2005 in
       connection with payment of legal
       fees ($3.04)                                   69,998                                               70,000
     Common stock issued January 2005
       pursuant to amendment of placement
       agent agreement ($2.50)                           (15)                                                   -
     Common stock issued February 2005 to
       advisors for past services ($6.25)             46,874                                               46,875
     Preferred stock and warrants issued
       pursuant to units sold on February 3,
       2005 in a private placement ($25,000)        (851,447)                                           4,760,553
     Deemed dividend of beneficial
       conversion feature of units sold
       February 3, 2005 in private placement       5,612,000                             (5,612,000)           -
     Acquisition February 3, 2005 of
       treasury stock under put right ($2.50)                     224,480    (561,200)                   (561,200)
     Preferred stock and warrants issued
       pursuant to units sold on February
       11, 2005 in a private placement($25,000)     (256,681)                                             180,819
     Deemed dividend of beneficial
       conversion feature of units sold
       February 11, 2005 in private placement        437,500                               (437,500)           -
     Acquisition February 11, 2005 of
       treasury stock under put right ($2.50)                      17,500      (43,750)                   (43,750)
     Common stock issued February 2005
       pursuant to cashless exercise of
       option ($3.05)                                    (10)                                                   -
     Common stock issued March 2005 upon
       conversion of preferred shares ($2.50)      1,099,956                                                    -
     Payment for common stock issued
       December 2004 pursuant to exercise
       of options granted pursuant to
       spinoff agreement ($0.00001)                                                                           303
     Common stock issued March 2005
       pursuant to exercise of warrants ($1.25)        6,249                                                6,250
     Common stock issued April 2005 upon
       conversion of preferred shares ($2.50)        374,985                                                    -
     Common stock issued May 2005 pursuant
       to financing letter agreement ($3.00)          74,998                                               75,000
     Common stock issued May 2005 upon
       conversion of preferred shares ($2.50)      1,024,959                                                    -
     Common stock issued June 2005 upon
       conversion of preferred shares ($2.50)        724,971                                                    -
     Capital contribution for repurchase of
       common stock pursuant to Stock
       Purchase Agreement                            424,818                                              424,818
     Common stock repurchased June 2005
       pursuant to Stock Repurchase
       Agreement ($0.80)                                        2,886,563   (2,734,068)                 (2,734,068)

                                                                F-6A

                                                         CEPTOR CORPORATION
                                                    (A Development Stage Company)
                                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

                                                  Preferred Stock             Common Stock                      Deferred
                                                ---------------------    ----------------------   Subscription   Compen-
                                                 Shares      Amount       Shares       Amount      Receivable     Sation
                                                --------   ----------    ---------   ----------   ------------  ----------
     Common stock issued July 2005 pursuant
       to Regulatory Milestone Plan ($2.70)                                100,000           10
     Common stock issued July 2005 upon
       conversion of preferred shares ($2.50)     (20.00)    (500,000)     200,000           20
     Common stock issued August 2005 upon
       conversion of preferred shares ($2.50)     (83.50)  (2,087,500)     835,000           84
     Common stock issued September 2005
       upon conversion of preferred
       shares ($2.50)                             (25.00)    (625,000)     250,000           25
     Common stock issued September 2005
       pursuant to Stock Purchase Agreement                                 25,000            2
     Expenses incurred pursuant to entering
       into Stock Purchase Agreement
     Net proceeds from October 2005 sale of
       common stock issued December 2004
       pursuant to exercise of options
       granted pursuant to spinoff
       agreement ($0.63)
     Common stock issued October 2005
       pursuant to Stock Purchase Agreement                                377,359           38
     Common stock issued November 2005 upon
       conversion of preferred shares ($2.50)      (2.00)     (50,000)      20,000            2
     Common stock issued December 2005
       pursuant to Securities Purchase Agreement                           268,817           27
     Reclassification of warrants as liabilities
       in accordance with EITF 00-19
     Common stock issued December 2005 upon
       conversion of replacement notes ($0.375)                            485,000           48
     Common stock issued December 2005 upon
       conversion of preferred shares ($2.50)      (4.00)    (100,000)      40,000            4
     Discount of secured convertible
       debenture upon fair value allocation
       of proceeds
     Retirement of treasury shares                                      (3,398,213)        (340)
     Reverse common stock subject to
       repurchase under variable shares put
       right at December 31, 2004                                          401,305           40
     Stock option-based compensation for
       investor relation services rendered                                                                        (620,700)
     Stock option-based compensation for
       employees and directors                                                                                    (293,231)
     Fair value adjustment of stock options
       previously granted to non-employees                                                                         180,150
     Amortization of deferred compensation                                                                       1,035,701
     Net loss
                                                --------   ----------   ----------   ----------   ------------  ----------
BALANCE, DECEMBER 31, 2005                        248.15   $6,203,750   11,744,120   $    1,174   $        -    $ (322,830)
                                                ========   ==========   ==========   ==========   ============  ==========

(See notes to financial statements.)

                                                         CEPTOR CORPORATION
                                                    (A Development Stage Company)
                                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

                                                                                         Deficit
                                                                                        Accumulated
                                                  Additional                             During the       Total
                                                    Paid-in        Treasury Stock       Development    Stockholders
                                                    Capital       Shares     Amount        Stage       Deficiency
                                                  ----------    ---------  ----------  -------------   -------------
     Common stock issued July 2005 pursuant
       to Regulatory Milestone Plan ($2.70)          269,990                                              270,000
     Common stock issued July 2005 upon
       conversion of preferred shares ($2.50)        499,980                                                    -
     Common stock issued August 2005 upon
       conversion of preferred shares ($2.50)      2,087,416                                                    -
     Common stock issued September 2005
       upon conversion of preferred
       shares ($2.50)                                624,975                                                    -
     Common stock issued September 2005
       pursuant to Stock Purchase Agreement               (2)                                                   -
     Expenses incurred pursuant to entering
       into Stock Purchase Agreement                 (89,340)                                             (89,340)
     Net proceeds from October 2005 sale of
       common stock issued December 2004
       pursuant to exercise of options
       granted pursuant to spinoff
       agreement ($0.63)                             163,014                                              163,014
     Common stock issued October 2005
       pursuant to Stock Purchase Agreement              (38)                                                   -
     Common stock issued November 2005 upon
       conversion of preferred shares ($2.50)         49,998                                                    -
     Common stock issued December 2005
       pursuant to Securities Purchase Agreement      37,343                                               37,370
     Reclassification of warrants as liabilities
       in accordance with EITF 00-19              (3,350,697)                                          (3,350,697)
     Common stock issued December 2005 upon
       conversion of replacement notes ($0.375)      181,827                                              181,875
     Common stock issued December 2005 upon
       conversion of preferred shares ($2.50)         99,996                                                    -
     Discount of secured convertible
       debenture upon fair value allocation
       of proceeds                                   250,000                                              250,000
     Retirement of treasury shares                (4,012,853)  (3,398,213)  4,013,193                           -
     Reverse common stock subject to
       repurchase under variable shares put
       right at December 31, 2004                  1,637,285                                            1,637,325
     Stock option-based compensation for
       investor relation services rendered           620,700                                                    -
     Stock option-based compensation for
       employees and directors                       293,231                                                    -
     Fair value adjustment of stock options
       previously granted to non-employees          (180,150)                                                   -
     Amortization of deferred compensation                                                               1,035,701
     Net loss                                                                           (13,267,590)  (13,267,590)
                                                 -----------    ---------  ---------- --------------  --------------
BALANCE, DECEMBER 31, 2005                       $22,969,495            -   $       -  $(37,916,095)  $(9,064,506)
                                                 ===========    =========  ========== ==============  ==============

                                                                F-7A

(See notes to financial statements.)

                                                 CEPTOR CORPORATION
                                            (A Development Stage Company)
                                               STATEMENTS OF CASH FLOWS

                                                                                                      Cumulative
                                                                                                    August 11, 1986
                                                                     For the Years Ended                (Date of
                                                                        December 31,                 Inception) to
                                                            -------------------------------------     December 31,
                                                                   2005               2004               2005
                                                            ------------------ ------------------ ------------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss                                                    $    (13,267,590)   $    (14,547,889)  $    (28,727,065)
Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                    18,207              11,046             31,490
     Write-off of in-process research and development                      -           5,034,309          5,034,309
     Charge for stock option issued pursuant to spinoff
       agreement                                                           -           2,082,500          2,082,500
     Stock-based compensation to employees and directors             116,776                   -            116,776
     Stock-based compensation to nonemployees                      1,310,800           2,689,575          4,223,231
     Stock-based component of payment of legal fees                   70,000                   -             70,000
     Stock-based component of litigation settlement                        -             422,000            422,000
     Gain on extinguishment of debt                                 (311,281)                  -           (311,281)
     Change in fair value of derivative
       financial instruments                                        (949,981)                  -           (949,981)
     Non-cash interest expense                                       901,620           1,100,915          2,220,195
     Changes in assets and liabilities:
         Prepaid expenses                                            (68,056)            (90,032)          (175,785)
         Other assets                                                      -             (18,511)           (18,511)
         Accounts payable and accrued expenses                     4,812,409             361,644          5,209,570
                                                            ----------------    ----------------   ----------------
         Net cash used in operating activities                    (7,367,096)         (2,954,443)       (10,772,552)
                                                            ----------------    ----------------   ----------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment                                  (13,023)            (71,524)           (86,921)
                                                            ----------------    ----------------   ----------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Net proceeds from issuances of common stock                          169,567             929,231          1,299,819
Net proceeds from issuances of preferred stock                     7,644,389           2,804,240         10,448,629
Acquisition of treasury stock under put right                       (916,450)           (362,675)        (1,279,125)
Acquisition of treasury stock under purchase agreement            (2,309,250)                  -         (2,309,250)
Distribution to shareholders                                               -                   -             (4,260)
Capital contributed by Xechem International, Inc.                          -             300,310            350,310
Proceeds from issuance of bridge loans                             2,250,000           1,100,000          3,625,000
Debt issue costs                                                    (355,373)           (132,000)          (487,373)
Principal payments on bridge loans                                         -            (350,000)          (350,000)
                                                            ----------------    ----------------   ----------------

         Net cash provided by financing activities                 6,482,883           4,289,106         11,293,750
                                                            ----------------    ----------------   ----------------

         Net increase (decrease) in cash and cash
            equivalents                                             (897,236)          1,263,139            434,277

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD               1,331,513              68,374                  -
                                                            ----------------    ----------------   ----------------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD              $        434,277    $      1,331,513   $        434,277
                                                            ================    ================   ================

                                                         F-8
(See notes to financial statements.)

                                                         CEPTOR CORPORATION
                                                    (A Development Stage Company)
                                                       STATEMENTS OF CASH FLOWS

                                                                                                                       Cumulative
                                                                                                                     August 11, 1986
                                                                                     For the Years Ended                (Date of
                                                                                        December 31,                  Inception) to
                                                                            -----------------------------------       December 31,
                                                                                 2005                2004                2005
                                                                            ---------------  ------------------  -------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Deemed dividend of the beneficial conversion feature of
   Units sold in private placement                                          $ 9,164,500         $   936,116         $10,100,616
Issuance of 2,635,000 shares of common stock upon
   conversion of preferred shares                                             6,587,500                   -           6,587,500
Issuance of 100,000 shares of common stock pursuant to
   stock plan                                                                   270,000                   -             270,000
Issuance of 7,500 shares of common stock as compensation
   for past services                                                             46,875                   -              46,875
Issuance of 25,000 shares of common stock as compensation
   for financial planning                                                        75,000                   -              75,000
Issuance of 23,000 shares of common stock in payment of
   accrued legal fees                                                            70,000                   -              70,000
Capital contribution for repurchase of common stock
   pursuant to Stock Purchase Agreement                                         424,818                   -             424,818
Issuance of 485,000 shares of common stock upon
   conversion of convertible note                                               181,875                   -             181,875
Issued 36,000 shares of common stock as debt issuance
   costs                                                                                        $    90,000         $    90,000
Issued 451,597 shares of common stock to bridge loan
   investors and placement agent                                                                    550,000             550,000
Issued 167,610 shares upon conversion of convertible
   notes                                                                                            209,512             209,512
Issuance of convertible notes in exchange for bridge
   loans and long-term debt plus accrued interest                                                 1,111,240           1,111,240
Obligation to repurchase 401,305 shares of common stock
   pursuant to put right                                                                          1,637,325           1,637,325
Cash paid during the year for:
     Interest                                                                         -              16,773                   -

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005

NOTE 1 - THE COMPANY

ORGANIZATION
The  financial  statements  presented  are  those  of  CepTor  Corporation  (the
"Company"), incorporated in August 1986 in the state of Delaware.

MERGER OF MEDALLION CREST MANAGEMENT, INC. AND CEPTOR CORPORATION
As described in Note 6,  Medallion Crest Management, Inc., a Florida corporation
("Medallion")  acquired  all of the common  stock of the  Company on December 8,
2004.  Medallion was an inactive  public shell at the time of  acquisition.  The
Company's  shareholders prior to the merger became the majority  shareholders of
Medallion  after the merger;  accordingly the transaction was accounted for as a recapitalization.  The accompanying financial statements have been retroactively restated to give effect to this transaction.

NATURE OF BUSINESS AND DEVELOPMENT STAGE OPERATIONS
CepTor Corporation is a biopharmaceutical company focusing on the development of
proprietary,   cell-targeted   therapeutic   products  for   neuromuscular   and
neurodegenerative  diseases.  Since its  inception,  the Company has devoted its efforts and resources to the development of its receptor mediated drug-targeting platform for neuromuscular and  neurodegenerative  diseases,  and to raising the funds necessary to continue this research.

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

NOTE 2 - LIQUIDITY AND FINANCIAL CONDITION

Subsequent to December 31, 2005,  the Company  exhausted its cash  resources and has not been able to remain  current  with  respect to the payment  terms of its operating obligations. In addition, the Company has substantial convertible debt obligations with terms that may require payment over the next twelve months. The
Company is continuing to seek additional capital,  collaborative partners, joint ventures and  strategic  alliance  agreements  both within the United States and abroad  in an effort to  continue  the  development  of its  proposed  products;
however,  there are currently no firm  commitments  in place for new capital nor
has  the  Company   identified  any  prospective   joint  venture   partners  or
participants  with which it would enter into a strategic  alliance  arrangement.
Absent  additional  funding  from private or public  equity or debt  financings, collaborative or other partnering  arrangements,  or other sources,  the Company will be unable to conduct its product  development  efforts as planned,  and may need to curtail its development  plans,  cease operations or sell assets.  These matters raise  substantial  doubt about the  Company's  ability to continue as a going concern.  The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The  Company's  net  loss for the year  ended  December  31,  2005  amounted  to
$13,267,590,  which includes  $2,087,915 of net non-cash charges associated with the Company's  issuance of stock and common stock purchase  warrants and options for services rendered and non-cash interest expense from the amortization of the beneficial conversion feature in certain convertible debt instruments, offset by a gain on the  extinguishment  of debt.  The Company  used net cash flows in its operating  activities of $7,367,096 during the year ended December 31, 2005. The
Company's working capital deficiency  amounted to $5,333,806 and its development stage  accumulated  deficit  amounted to  $37,916,095  at December 31, 2005. The
Company expects to continue  incurring losses for the foreseeable  future due to the  inherent  uncertainty  that  is  related  to  establishing  the  commercial feasibility of  pharmaceutical  products.  The Company will require  substantial additional  funding to support the development of its proposed products and fund its operations while it continues its efforts to execute its business plan.

During the year ended  December 31, 2005,  the Company  received net proceeds of
$6,482,883 from financing  activities,  including (i) $7,644,389 (gross proceeds of  $9,164,500  net of  transaction  expenses  of  $1,520,111)  from the sale of preferred  stock and  common  stock  purchase  warrants  ("Units")  in a private placement  transaction (see Note 16), (ii) $2,250,000 in gross proceeds from the issuance  of  convertible  debt (see Note 12),  offset by $355,373 of debt issue

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005

costs,  and  (iii)  $169,567  from the  issuance  of  common  stock  to  various investors.  From these net proceeds, the Company repurchased 3,253,143 shares of its  common  stock,  par value  $0.0001  per share from  Xechem  for  $3,225,700 comprised of (x) $916,450 for 366,580 shares of its common stock pursuant to the terms  of a  redemption  obligation  (see  Note 11) and (y)  $2,309,250  and the forfeiture of an option held by the Company's CEO to purchase 43 million  shares of common  stock of  Xechem  with a fair  value of  $424,818  for an  additional
2,886,563 shares of its common stock.

If the Company is able to secure suitable  financing to continue the development of its  technologies,  it may incur  significant  expenditures  during  the next twelve months as it initiates  human clinical trials for Myodur and for the cost to manufacture the Company's  product Myodur for use in additional  clinical and other testing. For the foreseeable future, the Company's primary efforts will be on moving  its lead  product,  Myodur,  into  phase  I/II  clinical  trials  for
Duchenne's muscular  dystrophy.  The Company presently expects to initiate human clinical trials for Myodur before the end of 2006.

The  Company  does  not  have,  and  does  not  intend  to  establish,  its  own manufacturing  facilities to produce its product  candidates in the  foreseeable future. The Company has outsourced the manufacturing of its proposed products to contract manufacturers. During April 2005, the Company entered into an exclusive manufacture  and supply  agreement  with Bachem AG ("Bachem")  whereby Bachem is entitled to receive  royalty  payments in the amount of the lesser of 5% of "net sales" (as defined in the agreement) or $10 million,  $15 million or $25 million in the  first,  second  and  third  (and  thereafter)  years  of the  agreement, respectively.  During the year ended  December  31, 2005,  the Company  incurred approximately  $3.6  million for the costs of the  proposed  product and related materials of which approximately $1.4 million remains unpaid. As of December 31,
2005, the Company has sufficient  materials required for the Company's currently on-going  pre-clinical studies and toxicology programs and for its initial human clinical  trials.  As resources  allow,  the Company may also fund other working capital needs.

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

The Company initiated several programs to address its liquidity situation during the fourth quarter of 2005 and subsequent to December 31, 2005:

         o    During  October  2005,  the Company  entered  into a common  stock purchase  agreement  with  Fusion  Capital  Fund II, LLC  ("Fusion
              Capital"),  pursuant to which  Fusion  Capital  has agreed,  under certain conditions, to purchase on each trading day $25,000 of the
              Company's   common  stock  up  to  an  aggregate,   under  certain
              conditions,  of $20  million  over a 40-month  period,  subject to earlier  termination  at the  discretion  of the Company (see Note
              16). Due to certain restrictive  provisions in the agreement,  the
              Company does not  anticipate  common stock sales to begin any time in the near future.

         o    During  October 2005,  the Company  entered into a stock  purchase agreement  for the sale of  approximately  265,600  shares  of its common stock under its Founders' Plan and received net proceeds of
              $163,014 (see Note 16).

         o    On December 9, 2005, the Company issued a convertible  note in the principal  amount of $250,000  which bears interest at the rate of
              6% percent per year.  All unpaid  principal and interest under the note will be due and  payable on  December  9,  2006.  The note is convertible,  in whole or in part, at any time,  into common stock at a  conversion  price of $1.00 per  share,  subject  to  certain limitations  on  conversion  as set forth in the  note,  including where the  resulting  number of shares  converted  on a cumulative

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005

              basis, would exceed 19.99% of the total number of shares of common stock outstanding and, subject to a conversion price adjustment in the event the Company  offers or sells an option to acquire common stock at a price per share  less than the  conversion  price  (see
              Note 12).

         o    On  December  9,  2005,  the  Company  entered  into a  securities purchase  agreement  pursuant to which an  investor  had agreed to purchase from the Company,  in a private  placement,  the December
              2005 Convertible Debentures, which bear interest at the rate of 8%
              per year.  Pursuant  to the  securities  purchase  agreement,  the
              Company  issued the December  2005  Convertible  Debentures in the cumulative  principal  amount of $2,000,000  during December 2005, which have a three-year maturity from the date of issuance and are subject to earlier conversion or redemption  pursuant to its terms
              (see Note 12).

         o    During March 2006,  the Company  received net proceeds of $200,000 from the exercise of common stock options (see Note 16).

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The Company is a  development  stage  enterprise.  Accordingly,  the Company has included its  cumulative  statements  of  operations,  cash flows and  statement changes in  stockholders'  deficiency for the period of August 11, 1986 (date of inception)  to December  31, 2005 in  accordance  with  Statement  of  Financial
Accounting  Standards  ("SFAS") No. 7 "Accounting  and Reporting by  Development
Stage Enterprises".

The Company's net loss as reported in its statement of operations for the period of August 11,  1986 (date of  inception)  to December  31,  2005 is  $39,417,444 whereas the deficit  accumulated during its development stage as reported on its balance sheet at December 31, 2005 is $38,505,858. The difference is a result of the  acquisition of the Company by Xechem and the  restatement of its assets and liabilities to fair value, which resulted in the Company's  accumulated deficit, net of  distributions,  from  inception  through  December 31, 2003 (the date of merger for  financial  reporting  purposes)  being  reclassified  to  additional paid-in capital, net of a deemed dividend to the preferred shareholders.

CASH AND CASH EQUIVALENTS
The Company  considers  all highly liquid  investments  with a maturity of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT
Property  and  equipment  is  recorded  at cost less  accumulated  depreciation.
Property and equipment  acquired for the sole purpose to be used in research and development is charged to operations when acquired.  Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which is primarily  five years.  Leasehold  improvements  are amortized over the terms of their  respective  leases or service  lives of the  improvements,  whichever  is shorter.  Gains and losses on depreciable  assets retired or sold are recognized in the statement of operations in the year of disposal.  Repairs and maintenance expenditures are expensed as incurred.

DEBT ISSUE COSTS
Pursuant to a common stock purchase  agreement entered into during October 2005, the Company  incurred  expenses  of $89,340 in legal and  accounting  fees,  SEC registration fees and non-accountable expense reimbursement. These expenses were

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005

charged to additional  paid-in  capital during the year ended December 31, 2005.
In addition,  the Company  issued  25,000 shares of common stock with a value of
$22,500 on the date of  issuance  charging  additional  paid-in  capital for par value of the issued shares (see Note 16).

Pursuant to a securities  purchase  agreement entered into during December 2005, the Company  incurred  expenses of $86,033 for legal fees,  accounting fees, and
SEC registration  fees. In addition,  the Company also paid the investor $20,000 in deal-related  expenses  reimbursement and commitment fees of $160,000.  These expenses will be amortized over the three-year  term of the secured  convertible note (see Note 12).

Pursuant to the Bridge Loans  entered  into during April 2004 and May 2004,  the
Company paid the placement agent $132,000 in commissions  and a  non-accountable expense  allowance  and  issued  36,000  shares of common  stock with a value of
$90,000,  which were  amortized  over the term of the Bridge Loans from May 2004 through October 2004 (see Note 12).

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
123. The Company has presented the following disclosures in accordance with SFAS
No. 148.

                                                        For the Year Ended December 31,
                                                     ------------------------------------
                                                           2005                 2004
                                                     -----------------  -----------------

Net loss available to common stockholders               $(22,432,090)      $(15,484,005)
Adjust: Stock-based employee compensation
     Determined under the fair value method                  (81,399)        (5,504,786)

                                                        ------------       ------------
    Pro forma net loss                                  $(22,513,489)     $ (20,988,791)
                                                        ============       ============

Net loss per share available to common stockholders:
    Basic and diluted, as reported                      $(2.11)           $(3.25)
    Basic and diluted, pro forma                         (2.11)            (4.41)

The pro forma amounts that are disclosed in accordance with SFAS No. 123 reflect the portion of the estimated fair value of awards that were earned for the years ended December 31, 2005 and 2004.

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

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005

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

NON-EMPLOYEE STOCK BASED COMPENSATION
The cost of stock based compensation awards issued to non-employees for services are  recorded  at  either  the  fair  value  of  the  services  rendered  or the instruments  issued in exchange  for such  services,  whichever  is more readily determinable,  using the measurement  date guidelines  enumerated in EITF 96-18,
"Accounting for Equity  Instruments  That Are Issued to Other Than Employees for
Acquiring, or in Conjunction with Selling, Goods or Services."

NET LOSS PER SHARE
Net loss per share is presented  under SFAS No. 128  "Earnings Per Share." Under
SFAS No. 128,  basic net loss per share is  computed  by  dividing  net loss per share available to common  stockholders by the weighted average shares of common stock  outstanding for the period and excludes any potential  dilution.  Diluted earnings  per share  reflect the  potential  dilution  that would occur upon the exercise  or  conversion  of all  dilutive  securities  into common  stock.  The computation  of loss per share for the years  ended  December  31, 2005 and 2004 excludes  potentially  dilutive  securities  because  their  inclusion  would be anti-dilutive.

Shares of common  stock  issuable  upon  conversion  or exercise of  potentially dilutive securities at December 31, 2005 and 2004 are as follows:

                                                     December 31,
                                           ---------------------------------
                                                2005              2004
                                           ---------------   ---------------
         Series A Preferred Stock             2,481,500         1,450,700
         Warrants                             5,777,259         1,120,420
         Options                                646,695           662,340
         Convertible Notes                    4,404,279           725,730
                                             ----------         ---------
         TOTAL                               13,309,733         3,959,190
                                             ==========         =========

As described  further in Note 18,  subsequent to December 31, 2005,  the Company granted  options to purchase  1,114,206  shares of common stock of which 557,102 shares were issued upon  exercise  resulting  in 557,104  shares of common stock issuable upon exercise of the remaining options.

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

CONVERTIBLE NOTES AND CONVERTIBLE PREFERRED STOCK
The Company accounts for conversion  options  embedded in convertible  notes and convertible preferred stock in accordance with Statement of Financial Accounting
Standard  ("SFAS) No. 133  "Accounting  for Derivative  Instruments  and Hedging
Activities"  ("SFAS 133") and Emerging  Issues Task Force Issue  ("EITF")  00-19
"Accounting  for Derivative  Financial  Instruments  Indexed to, and Potentially
Settled in, a Company's Own Stock" ("EITF 00-19").  SFAS 133 generally  requires
Companies to bifurcate  conversion  options  embedded in  convertible  notes and preferred  shares  from their host  instruments  and to account for them as free standing  derivative  financial  instruments in accordance with EITF 00-19. SFAS
133  provides  for  an  exception  to  this  rule  when  convertible  notes  and mandatorily  redeemable preferred shares, as host instruments,  are deemed to be conventional as that term is described in the  implementation  guidance provided in paragraph 61 (k) of Appendix A to SFAS 133 and further clarified in EITF 05-2
"The Meaning of  "Conventional  Convertible Debt Instrument" in Issue No. 00-19.
SFAS 133  provides  for an  additional  exception to this rule when the economic characteristics and risks of the embedded derivative  instrument are clearly and
closely  related  to  the  economic   characteristics  and  risks  of  the  host
instrument.

The Company accounts for convertible  notes (deemed  conventional) in accordance with the provisions of EITF 98-5  "Accounting  for  Convertible  Securities with
Beneficial  Conversion Features," ("EITF 98-5"), EITF 00-27 "Application of EITF
98-5 to Certain Convertible Instruments." Accordingly, the Company records, as a discount to convertible  notes,  the intrinsic value of such conversion  options based upon the differences between the fair value of the underlying common stock at the  commitment  date of the note  transaction  and the effective  conversion price  embedded  in the  note.  Debt  discounts  under  these  arrangements  are amortized  over  the  term  of the  related  debt  to  their  earliest  date  of redemption.

The Company issued $2,000,000 in principal of convertible notes with an embedded conversion  option  accounted  for  as  a  free  standing  derivative  financial instrument  in  accordance  with  SFAS  133 and EITF  00-19.  The  Company  also determined  that the conversion  option embedded in its Series A Preferred stock is not a free standing derivative in accordance with the implementation guidance provided in paragraph 61 (l) of Appendix A to SFAS 133.

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

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005

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

In December 2004,  the FASB issued SFAS No. 123R,  "Share Based  Payment".  This statement is a revision of SFAS Statement No. 123,  "Accounting  for Stock-Based
Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to
Employees",  and its related  implementation  guidance.  SFAS 123R addresses all forms of share based  payment  ("SBP")  awards  including  shares  issued  under employee  stock  purchase  plans,  stock  options,  restricted  stock  and stock appreciation  rights.  Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date,  based on the estimated number of awards that are  expected  to vest and will result in a charge to  operations for stock-based compensation expense. SFAS 123R is effective for public entities that file as small  business  issuers as of the  beginning  of the first  annual reporting period that begins after December 15, 2005.

The  adoption  of this  pronouncement  under  the  modified  prospective  method effective  January  1,  2006  will  result  in the  recognition  of  stock-based compensation expense using the fair value method.

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

In May 2005, the Financial  Accounting Standards Board ("FASB") issued Statement of  Financial  Accounting  Standards  No.  154,  "Accounting  Changes  and Error
Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS
154"). This Statement  replaces APB Opinion No. 20,  "Accounting  Changes",  and
FASB  Statement  No. 3,  "Reporting  Accounting  Changes  in  Interim  Financial
Statements,"  and changes the  requirements for the accounting for and reporting of a change in accounting  principle.  This  Statement  applies to all voluntary changes in  accounting  principle.  It also  applies to changes  required  by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition  provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be  recognized  by including in net income of the period of the change the  cumulative  effect  of  changing  to the  new  accounting  principle.  This
Statement  requires  retrospective   application  to  prior  periods'  financial
statements of changes in accounting  principle,  unless it is  impracticable  to determine  either the  period-specific  effects or the cumulative  effect of the change. When it is impracticable to determine the period-specific  effects of an accounting  change  on one or more  individual  prior  periods  presented,  this
Statement requires that the new accounting  principle be applied to the balances of assets and  liabilities as of the beginning of the earliest  period for which retrospective  application is practicable and that a corresponding adjustment be made  to  the  opening  balance  of  retained  earnings  (or  other  appropriate components of equity or net assets in the  statement of financial  position) for that  period  rather  than being  reported  in an income  statement.  When it is impracticable  to  determine  the  cumulative  effect  of  applying  a change in accounting principle to all prior periods,  this Statement requires that the new accounting  principle  be applied as if it were adopted  prospectively  from the earliest date  practicable.  This  Statement  shall be effective for  accounting changes and  corrections of errors made in fiscal years beginning after December
15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

On  June  29,  2005,  the  EITF  ratified  Issue  No.  05-2,   "The  Meaning  of
`Conventional  Convertible Debt Instrument' in EITF Issue No. 00-19, `Accounting
for Derivative  Financial  Instruments Indexed to, and Potentially Settled in, a
Company's Own Stock.'" EITF Issue 05-2 provides guidance on determining  whether a convertible debt instrument is  "conventional"  for the purpose of determining when an issuer is required to bifurcate a conversion  option that is embedded in convertible  debt in accordance  with SFAS 133.  Issue No. 05-2 is effective for new  instruments  entered into and  instruments  modified in  reporting  periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

In September  2005, the EITF issued Issue No. 05-4,  "The Effect of a Liquidated
Damages Clause on a Freestanding  Financial Instrument Subject to EITF Issue No.
00-19,   `Accounting  for  Derivative  Financial  Instruments  Indexed  to,  and
Potentially  Settled in, a Company's Own Stock.'" EITF 05-4 provides guidance to issuers as to how to account for registration  rights agreements that require an issuer to use its "best efforts" to file a registration statement for the resale of equity  instruments and have it declared  effective by the end of a specified grace period and, if applicable,  maintain the effectiveness of the registration statement  for a  period  of  time or pay a  liquidated  damage  penalty  to the investor. The Task Force has not reached a consensus on this issue.

In September  2005, the FASB ratified the EITF Issue No. 05-7,  "Accounting  for
Modifications  to Conversion  Options  Embedded in Debt  Instruments and Related
Issues,"  which  addresses  whether a modification  to a conversion  option that changes its fair value  affects  the  recognition  of  interest  expense for the associated debt instrument  after the modification and whether a borrower should recognize a beneficial  conversion feature,  not a debt extinguishment if a debt modification  increases  the  intrinsic  value of the  debt  (for  example,  the modification  reduces the conversion price of the debt). This issue is effective for future  modifications of debt instruments  beginning in the first interim or annual  reporting  period  beginning  after  December 15,  2005.  The Company is currently in the process of evaluating what effect, if any, that the adoption of this pronouncement may have on its financial statements.

In September  2005,  the FASB also  ratified  EITF Issue No.  05-8,  "Income Tax
Consequences of Issuing Convertible Debt with a Beneficial  Conversion Feature,"
which  discusses  whether the  issuance of  convertible  debt with a  beneficial conversion  feature  results in a basis  difference  arising from the  intrinsic value of the  beneficial  conversion  feature on the  commitment  date (which is recorded in the shareholder's  equity for book purposes,  but as a liability for income tax purposes),  and, if so, whether that basis  difference is a temporary difference  under FASB  Statement No. 109,  "Accounting  for Income Taxes." This
Issue should be applied by retrospective  application  pursuant to Statement 154 to all  instruments  with a beneficial  conversion  feature  accounted for under
Issue 00-27  included in financial  statements for reporting  periods  beginning after  December 15, 2005.  The Company is currently in the process of evaluating the effect that the  adoption of this  pronouncement  may have on its  financial statements.

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

Effective upon the acquisition of the Company by Xechem,  the Company's  balance sheet was adjusted to record existing assets and liabilities to fair value. Fair value was  generally  assigned to these assets based on the net present value of

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005

the projected cash flows  expected to be generated by those assets.  Significant assumptions  underlying these cash flows include the Company's assessment of the timing  and  ability  to  successfully  complete  the  in-process  research  and development  ("IPR&D")  projects,  and interest rates used to discount these cash flows to  their  present  value.  In  accordance  with  EITF  Issue  No.  99-12,
"Determination  of the  Measurement  Date for the Market Price of an  Acquirer's
Securities Issued in a Business  Combination,"  the Company  determined the fair value of the consideration paid in the transaction was the average closing price of Xechem's  common stock for a  reasonable  period of time before and after the terms of the  acquisition  were agreed to and  announced.  The fair value of the consideration determined under this method amounted to $4,760,000. In allocating the  consideration  paid, the fair value of the recorded  assets and liabilities were  determined to equal the carrying  value with the excess value  assigned to the IPR&D  which  represents the value  assigned to the acquired  intangible assets which had not reached technological feasibility and for which there is no alternative use.

During the year ended  December 31,  2004,  the Company  recorded  approximately
$5,034,300  of  IPR&D,   consisting  of  granted   patents  and  pending  patent
applications,  which has been  expensed as in-process  research and  development costs.  The following table summarizes the fair value of the assets acquired and liabilities assumed in the acquisition:

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
                                                                        -------------
                                                                             (274,309)
                                                                        -------------
    Purchase price in excess of net liabilities assumed by Xechem -
       allocated to in-process research and development                 $   5,034,309
                                                                        =============

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
Pursley under the Founders' Plan described below and (iii) the Company's reverse merger into a public  shell  described in Note 6. The Company also agreed to pay royalties  on future  revenues  and assume  certain  obligation  for  contingent consideration  payable to the former stockholders of the Company (who sold their shares to Xechem).

The Spinoff of the Company from Xechem concurrent with Mr. Pursley's exercise of his stock option and the Company's  reverse  merger into Medallion was completed on December 8, 2004.

REDEMPTION OBLIGATION
Under the terms of the  original  Spinoff  Agreement,  Xechem  was  entitled  to receive 25% of the proceeds of any offering of securities of the Company,  up to
$2,000,000.  Following discussion with prospective selling agents for a proposed private  placement of the Company's  securities,  Xechem agreed to accept 10% of the proceeds, up to $2,000,000, of any future financing in partial redemption of shares of the Company held by Xechem.  During the year ended  December 31, 2005, the Company satisfied this redemption obligation (see Note 11).

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005

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
Pursley  as  having  importance  to the  future  success  of the  Company,  on a discretionary basis.

Pursuant  to the grant of the option to  purchase  the  3,031,943  shares of the
Company's  common  stock at the nominal  exercise  price of par value during the year ended  December  31, 2004,  the Company  recorded  compensation  expense of
$2,082,500 representing the intrinsic value of the option determined by applying the percent that the  Founders'  Shares  represent of the fully  diluted  shares outstanding,  to the net assets  acquired  by Xechem in its  acquisition  of the
Company.

As of December 31, 2005,  Mr.  Pursley has  allocated  all shares of the option, retaining  1,247,428.  All shares  were  issued  concurrent  with the  Company's spin-off from Xechem and reverse  merger with Medallion on December 9, 2004. All of the Founders' Shares  immediately upon issuance became fully voting,  and are subject to the terms of the Founders' Plan, as amended. Pursuant to the terms of the Founders' Plan,  restrictions on holders of Founders'  Shares will lapse 10%
on the  six  month  anniversary  following  issuance,  10% on the  twelve  month anniversary  following issuance,  and the balance upon initiation of a Phase III clinical  trial for the  Myodor  technology  for  muscular  dystrophy.  Upon the happening  of  certain  events  described  in the  Founders'  Plan,  such as the cessation of employment by a  participant  following an award,  shares issued or issuable to Founders'  Plan  participants  may revert to Mr.  Pursley and may be cancelled, forfeited,  re-designated or re-issued in his sole discretion subject to Board of Directors or Compensation Committee approvals.

FUTURE ROYALTY COMMITMENT
The Company  agreed to pay  royalties  to Xechem in an amount equal to 2% of the gross  revenues  received  by the  Company,  its  subsidiaries,  affiliates  and assigns,  with  respect  to the sale of any  products  incorporating  any of the technology  owned by the Company as of March 31, 2004 or the licensing of any of the Company's  intellectual property, or the sale of the licensing rights to any of the Company's  intellectual  property.  This future  royalty  commitment  was eliminated upon  termination of the Spinoff  Agreement upon  satisfaction of the
Redemption Obligation (see Note 11).

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

The Company  obtained from  substantially  all of the original  shareholders,  a waiver of their rights with respect to the contingent  consideration and release of the Company from its obligations thereunder and during July 2005, the Company issued a total of 100,000  shares of its common  stock in  satisfaction  of this obligation.  For the year  ended  December  31,  2005,  the  Company  recorded a
$270,000  charge to general  and  administrative  expenses  in the  accompanying statement of operations, representing the fair value of these shares.

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005

NOTE 6 - MERGER WITH MEDALLION CREST MANAGEMENT, INC. AND RELATED TRANSACTIONS

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

Pursuant to the Merger,  Medallion acquired all of the outstanding capital stock of the Company in exchange for  5,278,068  shares of New CepTor's  common stock, par value  $0.0001  per share,  and  assumption  of certain  obligations  of the
Company.  As a result,  the Company's  former  stockholders  became the majority stockholders of New CepTor. The Merger was accounted for as a  recapitalization, since the former stockholders of the Company owned a majority of the outstanding shares of New CepTor's common stock immediately following the Merger. New CepTor intended to carry on the  Company's  business  as its sole line of business  and
remained  in  Hunt  Valley,   Maryland  and  continued  as  a  development-stage
bio-pharmaceutical  company focusing on therapeutic  products for neuromuscular, neurodegenerative diseases and other orphan diseases.

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

NOTE EXCHANGE OFFER
Pursuant to an offer dated October 22, 2004 as amended  November 15, 2004,  made to the holders of the Company's convertible notes, the Company issued $1,111,240 of its  convertible  notes due December 8, 2005 (the "December 2004  Convertible
Notes").  See  Note  12 for a  description  of  further  amendments  made to the
December 2004 Convertible Notes.

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

NOTE 7 - PREPAID EXPENSES

Prepaid expenses  principally  consist of unamortized  premiums paid to carriers for insurance policies and advance payment on a clinical contract.

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005

NOTE 8 - DEFERRED FINANCING COSTS

Deferred  financing  costs  consist of the  expenses  incurred  pursuant  to the secured convertible  debenture  transaction described in Note 12. These deferred financing costs will be amortized over the three-year term of the debt beginning in January 2006.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment, is as follows:

                                                                    December 31,
                                                          --------------------------------
                                                              2005                2004
                                                          ---------------     ------------
    Office equipment                                      $   68,908          $   60,134
    Lab equipment                                                500                 500
    Leasehold improvements                                    15,640              11,390
                                                          ----------          ----------
                                                              85,048              72,024
    Less-accumulated depreciation and amortization            29,617              11,409
                                                          ----------          ----------
    Total                                                 $   55,431          $   60,615
                                                          ==========          ==========

For the years ended December 31, 2005 and 2004, depreciation expense was $18,207 and $11,046, respectively.

NOTE 10 - ACCRUED EXPENSES

Accrued expenses are as follows:

                                                                    December 31,
                                                          --------------------------------
                                                              2005                2004
                                                          ---------------     ------------
         Professional fees (legal and accounting)         $  108,862          $  172,485
         Financial investor relations fees                   188,278             108,803
         Clinical development expenses                       471,174              26,811
         Research expenses                                    46,921               1,703
         Interest on convertible notes                        85,416               5,435
                                                          ----------          ----------
         Total                                            $  900,651          $  315,237
                                                          ==========          ==========

NOTE 11 - COMMON STOCK SUBJECT TO REPURCHASE UNDER REDEMPTION OBLIGATION

The Spinoff  Agreement,  as amended,  provided for the Company to redeem, out of the proceeds of future  financing  transactions,  an aggregate of  $2,000,000 of shares  of  common  stock  of  the  Company  held  by  Xechem  (the  "Redemption
Obligation").  Pursuant to the terms of the Redemption  Obligation,  the Company was  obligated to use the first 25%  (adjusted  to 10% of the proceeds  from the
Company's private placement initiated in December 2004 and concluded in February
2005) of the gross proceeds received in such financing transactions to redeem an equivalent  number of shares of common stock held by Xechem,  that is derived by dividing  such proceeds by the price per share of common stock of the Company at which such financing transaction is consummated. At the end of two years, Xechem had the right to put the  remaining  portion of the shares held for sale back to the Company to cover any deficiency.

During the year ended December 31, 2004, the Company  redeemed 145,070 shares of its common stock for $362,675,  which  represents 10% of the gross proceeds that
the  Company  received  from  the  sale  of  Units  in  the  private   placement
transactions  that were  consummated in December 2004. The remaining  Redemption
Obligation  at  December  31,  2004  of  $1,637,325   was  estimated  to  redeem
approximately 401,305 shares of the Company's common stock held by Xechem, based on the fair value of the  Company's  common  stock on December 31, 2004 of $4.08 per share. In accordance  with EITF Issue No. 00-19,  "Accounting for Derivative
Financial  Instruments  Indexed To,  Potentially  Settled In, The  Company's Own

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005

Stock," the Company classified the remaining Redemption  Obligation as a current liability in the  accompanying  balance  sheet at December  31, 2004,  since the
Company  anticipated  repurchasing  the  remaining  amount of common  stock from
Xechem out of proceeds of various  financings  anticipated  over the next twelve months.

During the year ended December 31, 2005, the Company  redeemed 366,580 shares of its common stock for $916,450,  which  represents 10% of the gross proceeds that
the  Company  received  from  the  sale  of  Units  in  the  private   placement
transactions  that were  consummated  during the  period  January  2005  through
February 11, 2005. Pursuant to a securities purchase agreement entered into with
Xechem effective June 17, 2005, the Company repurchased an additional  2,886,563 shares of its common  stock from Xechem in exchange for  $2,309,250  in cash and the  forfeiture of an option held by the Company's  chief  executive  officer to purchase  43  million  shares of common  stock of  Xechem  with a fair  value of
$424,818,  which  satisfied the  Company's  Redemption  Obligation  with Xechem.
Additionally,   the  securities   purchase  agreement   terminated  the  Spinoff
Agreement.

The  Company  accounted  for its  redemptions  of the  aforementioned  shares as treasury stock transactions, at cost.

NOTE 12 -DEBT

DECEMBER 2004 CONVERTIBLE NOTES
Pursuant to the terms of the Spinoff Agreement and actions taken thereafter, the
Company entered into a selling  agreement dated April 23, 2004 providing for the private  placement of $1,100,000 of 8%  convertible  notes due on the earlier of
October 22, 2004 or the date of closing on the next  financing of  $1,000,000 or more by the  Company  (the  "Bridge  Loans"),  secured by certain  rights to put
Bridge Loans to Xechem for Xechem shares in certain circumstances. Purchasers of the Bridge  Loans  received  451,597  shares of common  stock of the  Company as additional  consideration.  The selling agent  received  36,000 shares of common stock  of  the  Company,  plus  commissions  in the  amount  of  $110,000  and a non-accountable  expense allowance in the amount of $22,000,  in connection with its services. The Bridge Loan offering was completed in May 2004.

The Company  recorded a $550,000  discount,  representing  an  allocation of the proceeds of the Bridge  Loans based on the  relative  fair value of common stock and the Bridge  Loans  issued to the Bridge Loan  participants,  which was fully amortized over the term of the Bridge Loans from May 2004 through  October 2004.
The  amortization  of the  discount  is  included  in  interest  expense  in the
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

Pursuant to an offer dated October 22, 2004 as amended November 15, 2004 made to the holders of the Bridge Loans and certain other convertible notes, the Company issued  $1,111,240  of  convertible  notes due  December 8, 2005 in exchange for
Bridge  Loans in the  principal  amount of  $750,000  plus  accrued  interest of
$36,696 and certain other  convertible notes in the principal amount of $275,000 plus accrued  interest of $49,544 (the "December 2004  Convertible  Notes").  In
addition,  the Company redeemed Bridge Loans in the principal amount of $350,000 plus accrued interest of $16,772.  The contractual interest expense on the notes repaid is included in interest  expense and the contractual  interest expense on the Bridge Loans  exchanged for the December 2004  Convertible  Notes,  prior to exchange,  is included  in interest  expense in the  accompanying  statement  of operations for the year ended December 31, 2004.

The  December  2004  Convertible  Notes  were  convertible  into  shares  of the
Company's  common stock at $1.25 per share in amounts  equal to the  outstanding principal under the notes  cancelled,  plus accrued  interest at 10% through the date of  conversion.  Since the fair value of the Company's  common stock on the date of exchange was $2.50 per share, the Company recorded an original  issuance discount  limited to the  principal  balance of the  December  2004  Convertible
Notes,  which  represents  the  intrinsic  value of this  beneficial  conversion feature.  The intrinsic  value of the  beneficial  conversion  feature was being

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005

amortized as interest  expense over the term of the  December  2004  Convertible
Notes  through  December 8, 2005.  During the years ended  December 31, 2005 and
2004, the Company amortized $254,460 and $56,821, respectively, of the intrinsic value of the beneficial conversion feature which is included in interest expense in the accompanying statements of operations.

Immediately  following the completion of this note exchange,  one of the holders of the  Company's  December  2004  Convertible  Notes  elected to convert  their outstanding  principal of $209,512,  into 167,610  shares of common stock with a fair  value of  $419,024.  The  excess  of the fair  value of  shares  issued in exchange for such December 2004 Convertible Notes, which amounts to $209,512, is included in interest expense in the accompanying statement of operations for the year ended December 31, 2004.  Accordingly,  the remaining  principal balance of the December 2004 Convertible  Notes amounted to $901,728,  before giving effect to the net  unamortized  discount  associated  with  the  beneficial  conversion feature.

AMENDED DECEMBER 2004 CONVERTIBLE NOTES
In April 2005,  the Company  renegotiated  certain  terms of the  December  2004
Convertible Notes to extend the maturity date until July 3, 2006 and in exchange the Company (1) increased the  contractual  interest rate effective  December 8,
2005 to 12%, (2) reduced the  conversion  rate from $1.25 to $0.75 per share and
(3) eliminated the Company's right to call the December 2004  Convertible  Notes
(the "Amended December 2004 Convertible  Notes").  The Company accounted for the issuance of the Amended December 2004  Convertible  Notes in accordance with the guidelines  enumerated  in EITF  Issue  No.  96-19  "Debtor's  Accounting  for a
Modification  or  Exchange  of Debt  Instruments."  EITF 96-19  provides  that a substantial  modification  of terms in an  existing  debt  instrument  should be accounted  for like,  and reported in the same manner as, an  extinguishment  of debt.  Further,  EITF 96-19 indicates that the modification of a debt instrument by a debtor and a creditor in a  non-troubled  debt  situation is deemed to have been accomplished with debt instruments that are substantially  different if the present value of the cash flows under the terms of the new debt instrument is at least ten percent  different  from the present value of the remaining cash flows under the terms of the original instrument at the date of the modification.

The Company  evaluated  its issuance of the Amended  December  2004  Convertible
Notes to  determine  whether the  increase in interest  rate,  extension  of the maturity date, and reduction in the conversion price resulted in the issuance of a substantially  different debt  instrument.  The Company  determined that after giving  effect to the  changes  in these  features,  including  the  substantial increase  in the  intrinsic  value of the  beneficial  conversion  feature  that resulted from reducing the conversion  price that it had issued a  substantially different debt instrument that resulted in a constructive  extinguishment of the original  debt  instrument.  Accordingly,  the  Company  recorded  a gain on the extinguishment  of debt in the  amount  of  $311,281  that  is  included  in the accompanying statement of operations for the year ended December 31, 2005.

Since the fair value of the Company's  common stock on the date of amendment was
$4.00 per share, the Company recorded an original issuance discount equal to the intrinsic value of this beneficial conversion feature,  limited to the principal balance of the Amended December 2004  Convertible  Notes. The intrinsic value of the beneficial  conversion  feature is being amortized as interest  expense over the term of the Amended  December 2004  Convertible  Notes through July 3, 2006.
During the year ended December 31, 2005, the Company  amortized  $597,820 of the intrinsic  value of the  beneficial  conversion  feature  which is  included  in interest expense in the accompanying statement of operations.

An investor holding $452,991 in principal of the Company's Amended December 2004
Convertible  Notes  elected  to  participate  in  the  Company's  December  2005
Convertible  Note  offering.  The  Company,  in  exchange  for  such  investor's participation,  agreed to reduce the  conversion  price of the Amended  December
2004  Convertible  Notes  from  $0.75 to $0.375  per  share,  subject to certain limitations  on  conversion,  including  where  the  resulting  number of shares converted,  on a cumulative  basis,  would exceed  19.99% of the total number of shares of common stock  outstanding.  The Company evaluated the reduction of the conversion  price and determined that $573,789 for the fair value of the 603,988 additional  shares  issuable  upon  conversion  of  the  Amended  December  2004
Convertible Notes represents a direct cost of the investors participation in the
December 2005 Convertible Note offering.  Accordingly,  the Company recorded the additional  fair value as a debt  discount  associated  with the issuance of the
December 2005 Convertible Notes.

DECEMBER 2005 CONVERTIBLE NOTE
On December 9, 2005,  the Company  issued a  convertible  note in the  principal amount of $250,000  which bears interest at the rate of 6% percent per year (the
"December 2005 Convertible  Note").  All unpaid principal and interest under the
December 2005  Convertible  Note will be due and payable on December 9, 2006 and is convertible, in whole or in part, at any time, into shares of common stock of

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005

the  Company  at a  conversion  price of $1.00 per  share,  subject  to  certain limitations  on conversion as set forth in the December 2005  Convertible  Note, including where the resulting number of shares converted on a cumulative  basis, would exceed  19.99% of the total  number of shares of common stock  outstanding and, subject to a conversion price adjustment in the event the Company offers or sells an  option to  acquire  common  stock at a price  per share  less than the conversion price.

An investor holding $452,991 in principal of the Company's Amended December 2004
Convertible  Notes  elected  to  participate  in  the  Company's  December  2005
Convertible  Note  offering.  The  Company,  in  exchange  for  such  investor's participation,  agreed to reduce the  conversion  price of the Amended  December
2004  Convertible  Notes  from  $0.75 to $0.375  per  share,  subject to certain limitations  on  conversion,  including  where  the  resulting  number of shares converted,  on a cumulative  basis,  would exceed  19.99% of the total number of shares of common stock  outstanding.  The Company evaluated the reduction of the conversion  price and determined that $573,789 for the fair value of the 603,988 additional  shares  issuable  upon  conversion  of  the  Amended  December  2004
Convertible Notes represents a direct cost of the investors participation in the
December 2005 Convertible Note offering.  Accordingly,  the Company recorded the additional fair value as a deferred  financing cost associated with the issuance of the December 2005 Convertible Notes.

DECEMBER 2005 CONVERTIBLE DEBENTURES
On December 9, 2005, the Company  entered into a securities  purchase  agreement with an investor pursuant to which the investor  purchased from the Company in a private placement, two convertible debentures which bear interest at the rate of
8% per year in the  principal  amount of  $1,000,000 on each of December 9, 2005 and December 28, 2005 (the "December 2005 Convertible Debentures"). The December
2005 Convertible Debentures have a three-year maturity from the date of issuance and are subject to earlier conversion or redemption pursuant to its terms.

The  investor  has the  right to  convert a  portion  or all of the  outstanding principal  and interest  under the December  2005  Convertible  Debentures  into shares of common  stock at a  conversion  price per share equal to the lesser of
(i) the  fixed  Price or (ii) the  floating  price,  subject  to  adjustment  as provided in the December 2005 Convertible  Debentures;  provided,  that any such conversion  based on the Floating Price will generally be limited to $150,000 of principal  outstanding  under the December  2005  Convertible  Debentures in any thirty day period;  and further provided,  that the investor may not convert the
December  2005  Convertible  Debentures  into  shares  of  common  stock if such conversion would result in the investor beneficially owning in excess of 4.9% of the then issued and  outstanding  shares of common  stock.  Upon 65 days notice, this limitation may be waived by the investor.  The conversion  price and number of shares  of  common  stock  issuable  upon  conversion  of the  December  2005
Convertible  Debentures is subject to certain  exceptions  and adjustment in the event the Company  offers or sells an option to acquire  common stock at a price per share less than the conversion  price and for stock splits and  combinations and other dilutive events.  The Company  accounted for this embedded  conversion option as a free standing  derivative  financial  instrument in accordance  with
SFAS 133 and EITF  00-19.  The  Company  recorded a  liability  of  $789,958  on
December  9,  2005 and has  charged  $10,240  to  changes  in fair  value in the accompanying  statements  of  operations  for the change in fair value as of the reporting date of the Company's balance sheet.

Subject to the terms and conditions of the December 2005 Convertible Debentures, the Company has the right at any time upon three  business days notice to redeem the December 2005  Convertible  Debentures,  in whole or in part. If the closing bid price of the common  stock,  is less than the Fixed Price at the time of the redemption, the Company is obligated to pay, in addition to the principal amount being  redeemed,  an amount equal to 8% of the principal  amount being  redeemed
(the "Redemption Amount"). If the closing bid price on the date of redemption is greater than the Fixed Price,  the Company may redeem up to 50% of the principal amount at the Redemption  Amount and the remaining 50% at the greater of the (x)
Redemption Amount and (y) the market value of the Common Stock. In addition, the investor will receive a Redemption Warrant equal to the right to purchase 25,000 shares of common stock for each $100,000 in principal  redeemed up to a total of
500,000 shares of common stock, at an exercise price of $0.9765.

If an Event of Default (as such term is defined in the December 2005 Convertible
Debentures)  occurs, any principal and accrued interest  outstanding will become immediately due and payable, in cash or common stock, at the investor's option.

Pursuant to the securities purchase agreement,  on December 9, 2005, the Company issued to the  investor  (i) a warrant to  purchase  up to  1,000,000  shares of common stock,  at an exercise price per share of $1.023 (110% of the closing bid price of the common stock on December 8, 2005) and (ii) 268,817 shares of common stock and,  (iii) on each of December 9, 2005 and December 28, 2005, the Company made cash payments to an affiliate of the investor in the amounts of $80,000 for expenses  incurred in connection with the  transaction.  The Company  recorded a warrant  liability on its balance sheet of $720,000 on December 9, 2005 based on the fair value of the warrant as determined by a  Black-Scholes  calculation and has charged  $10,000 to changes in fair value in the  accompanying  statement of operations  for the change in the fair value of the warrant as of the  reporting date of the Company's balance sheet.

The Company also entered into an investor registration rights agreement pursuant to which the Company is required to register  shares issuable to the investor in
connection  with  the  Securities  Purchase  Agreement.   The  Company  filed  a
registration  statement  which was declared  effective by the SEC on January 23,
2006. If the Company does not keep the  registration  statement  effective,  the
Company is obligated to pay the investor, as liquidated damages, an amount equal to 1% of the value of the December 2005 Convertible Debentures  outstanding,  in cash or in shares of common stock,  at the  investor's  option,  for each 30-day period.

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005

The Company has granted a security interest in all of its assets to the investor to secure its obligations under the Debentures.

NOTE 13 - LICENSE AGREEMENT WITH JCR PHARMACEUTICALS CO., LTD.

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

NOTE 14 - INCOME TAXES

At December  31, 2005 the  Company  estimates  that it has federal and state net operating  loss  carry  forwards  of  approximately  $9.4  million  that will be available to offset future taxable income,  if any,  through 2015. The Company's utilization  of its net  operating  loss  carry  forwards  could be  subject  to substantial limitation due to the "change of ownership" provisions under Section
382 of the Internal Revenue Code and similar state  provisions.  Such limitation may result in the  expiration of the net operating  loss carry forwards prior to their utilization.

The tax  effects  of  significant  temporary  difference  which give rise to the
Company's deferred tax assets and liabilities are as follows:

                                                           December 31,
                                                   -----------------------------
                                                      2005               2004
                                                   ----------         ----------
 Deferred tax assets:
       Net operating loss carry forwards          $ 6,071,705        $ 1,360,198
       Stock-based compensation                     2,581,375          2,156,767
       Non-cash interest expense                      845,045            509,234
       Gain on extinguishment of debt                (120,217)                 -
                                                  -----------        -----------
                                                    9,377,908          4,026,199
       Valuation allowance                         (9,377,908)        (4,026,199)
                                                  -----------        -----------
                                                  $         -        $         -
                                                  ===========        ===========

The  Company's  recorded  income  benefit,  net of the  change in the  valuation allowance for each period presented, is as follows:

                                                      Years Ended December 31,
                                                   -----------------------------
                                                      2005               2004
                                                   ----------         ----------
 Current
       Federal                                    $         -        $         -
       State                                                -                  -
                                                  -----------        -----------
                                                            -                  -
                                                  -----------        -----------

 Deferred
       Federal                                     (4,711,500)        (3,234,617)
       State                                         (640,209)          (439,528)
                                                  -----------        -----------
                                                   (5,351,709)        (3,674,145)
 Change in valuation allowance                      5,351,709          3,674,145
                                                  -----------        -----------
                                                  $         -        $         -
                                                  ===========        ===========

Pursuant to SFAS No. 109 "Accounting for Income Taxes," management has evaluated the  recoverability  of the  deferred  income  tax  assets  and the level of the valuation  allowance  required with respect to such deferred  income tax assets.
After  considering all available  facts,  the Company has fully reserved for its deferred tax assets  because it is more likely than not that their  benefit will not be realized in future  periods.  The Company  will  continue to evaluate its deferred tax assets to determine whether any changes in the circumstances  could affect the  realization of their future  benefit.  If it is determined in future periods  that  portions  of the  Company's  deferred  tax assets  satisfies  the realization  standard of SFAS No. 109, the valuation  allowance will be adjusted accordingly.

A reconciliation  of the expected federal statutory rate of 34% to the Company's actual rate as reported for each of the periods presented is as follows:

                                                      Years Ended December 31,
                                                   -----------------------------
                                                      2005               2004
                                                   ----------         ----------

 Expected statutroy rate                             (34.0%)            (34.0%)
 State income tax rate, net of federal benefit        (4.6%)             (4.6%)
 Effect of permanent differences                       0.0%              13.4%
                                                     -------            -------
                                                     (38.6%)            (25.2%)
 Valuation allowance                                  38.6%              25.2%
                                                     -------            -------
                                                       0.0%               0.0%
                                                     =======            =======

NOTE 15 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS
The Company  entered into  employment  agreements with certain of its executives commencing March 31, 2004 and April 26, 2004 (the  "Executives"),  which provide
each   Executive  with  a  base  salary  for  an  initial  term  of  two  years, automatically renewable annually thereafter. The Company is obligated to pay, in the aggregate,  approximately  $865,000 for the year ended December 31, 2006. If
Executive's  employment  with the Company is  terminated  without  cause or good reason, as those terms are defined in the employment  agreement,  the Company is obligated  to pay  Executive  his current  base salary and his  benefits  for an additional twelve months.  If Executive's  employment is terminated due to total disability,  the Company is obligated to continue to pay his current base salary and his benefits for an additional thirty-six months. If Executive's  employment is terminated due to his death,  the Company is obligated to continue to pay his current base salary for an  additional  three months and continue to pay for his benefits for the next twelve  months.  In  addition,  the  employment  agreement contains  confidentiality  and covenant not to compete provisions for the period of his employment plus and additional twelve months.

LEASE ARRANGEMENT
Effective  March 17, 2004, the Company  entered into a sublease for 5,200 square feet of office space in Hunt Valley, Maryland that expires on December 31, 2006.
Minimum lease payments  (including  common area operating  expenses)  under this arrangement will amount to approximately $85,400 during the year ending December
31, 2006.  Rent expense under this lease  amounted to $82,807 for the year ended
December 31, 2005.

DEFINED CONTRIBUTION PLAN
During the year ended  December 31,  2004,  the Company  instituted  an Internal
Revenue  Service-approved  defined contribution plan under Section 401(k) of the
Internal  Revenue  Code.  This type of plan  requires  the  Company to match its employee's  contributions  in an amount up to 4% of each eligible  participant's compensation.  The Company's contributions to the plan amounted to approximately
$60,600  and  $30,700  for  the  years  ended   December   31,  2005  and  2004,

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005

respectively,  which are included in general and administrative  expenses in the accompanying statements of operations.

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

MANUFACTURING AND SUPPLY AGREEMENT
Effective April 11, 2005, the Company entered into an exclusive  manufacture and supply agreement to purchase its product  requirements from Bachem.  The Company intends  to use  these  clinical  materials  to  conduct  pre-clinical  studies, toxicology  tests and human  clinical  trials.  The agreement  also provides for
Bachem to  receive  royalty  payments  in the amount of the lesser of 5% of "net sales" (as defined in the agreement) or $10 million, $15 million or $25 million, in the  first,  second  and  third  (and  thereafter)  years  of the  agreement, respectively.  Through December 31, 2005 and 2004, the Company incurred costs of product  requirements from Bachem in the aggregate of approximately $3.6 million and $0.8  million,  respectively,  and as of  December  31, 2005 the Company has amounts payable to Bachem of approximately $1.4 million. The Company charged the aforementioned costs to research and development expenses.

The  Company  believes  the amount of product  requirements  produced to date is sufficient  to complete the  pre-clinical  and  toxicology  studies  executed in support of the IND submission and to complete its initial human clinical trials.
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

In conjunction  with the reverse merger (see Note 6), the Company's  Certificate of  Incorporation  was  amended to  increase  the  authorized  capital  stock to
120,000,000  shares,  and  100,000,000 was designated as shares of common stock,
$0.0001 par value per share and 20,000,000 shares of preferred stock.

COMMON STOCK ISSUED FOR CASH
As described in Note 13, the Company  issued  554,413  shares of common stock to
JCR  Pharmaceuticals  Co., Ltd. for net proceeds of $929,231  (gross proceeds of
$1,000,000 less transaction expenses of $70,769).

COMMON STOCK ISSUED IN CONNECTION WITH BRIDGE LOANS
As described in Note 12, the Company  issued 451,597 shares of common stock with an  allocated  fair value of  $550,000  to the  holders of the Bridge  Loans and
36,000 shares of common stock with a fair of $90,000 to the  placement  agent in the Bridge Loan transaction.

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005

CONVERSION OF DECEMBER 2004 CONVERTIBLE NOTES INTO COMMON STOCK
As  described  in Note 12,  on  December  9,  2004,  one of the  holders  of the
Company's  December  2004  Convertible  Notes  elected to convert its  principal balance of $209,512  into  167,610  shares of common  stock with a fair value of
$419,024.

COMMON STOCK ISSUED UNDER FOUNDERS' PLAN
On December 9, 2004 the Company  issued to  employees  of the Company and others
3,031,943 shares of restricted  common stock under the Founders' Stock Plan (see
Note 5).

ISSUANCES OF WARRANTS
During the year ended December 31, 2004, the Company issued three-year  warrants to purchase  200,000  shares of common stock to two  advisors for past  services performed  earlier in 2004 and, based on an option  pricing model,  recorded the fair value of the warrants as stock-based  compensation  to  nonemployees in the accompanying statement of operations, in the amount of $396,000.

During  December 2004,  the Company  issued  warrants for the purchase of 50,000 shares of common  stock at an exercise  price of $1.25 per share and with a fair value of $109,500 in connection with the settlement of litigation.

During  March 2005,  as a result of an  amendment  to the private  placement  to increase the maximum  offering  amount to $12.0 million from $6.0  million,  the
Company granted the original  shareholders of Medallion Crest  Management,  Inc.
five-year  warrants  to  purchase  925,000  shares of common  stock at $1.25 per share.

During August 2005, the Company issued  three-year  warrants to purchase 160,000 shares of  common  stock at $1.70  per  share to two  consulting  firms for past
financial   assistance.   The   Company   recorded  a  charge  to  general   and
administrative expenses for the fair value of these warrants of $180,800.

Pursuant to a common stock purchase agreement dated October 7, 2005, the Company issued a warrant to purchase  377,359  shares of common stock at $0.01 per share which expires December 31, 2010, as an initial commitment fee.

On December 9, 2005, the Company  entered into a securities  purchase  agreement with an investor  pursuant to which the investor  purchased  the  December  2005
Convertible  Debentures from the Company in a private  placement during December
2005. Pursuant to the securities  purchase agreement,  the Company issued to the investor a warrant to purchase up to  1,000,000  shares of common  stock,  at an exercise  price per share of $1.023 (110% of the closing bid price of the common stock on December 8, 2005).  The Company  recorded  $720,000 as a debt discount, which  represents  an  allocation  of a portion of the offering  proceeds to the warrants  based upon the relative fair value of such warrants to all  securities issued under this arrangement.

PRIVATE PLACEMENT OF PREFERRED STOCK
Pursuant to a placement  agent  agreement  dated  October 22, 2004,  the Company agreed  to sell in a private  placement  up to 240  Units at  $25,000  per Unit, subject  to  increase  to  permit  sale of up to an  additional  36  Units  upon agreement of the Company and the placement  agent.  On January 13, 2005,  CepTor and the placement  agent amended the placement  agent  agreement to increase the private  placement to up to 480 Units,  subject to increase to permit sale of up to an  additional 72 Units,  provided that such increase  could be terminated at any time prior to closing by the Company. Under the terms of the placement agent agreement,  as amended, the placement agent was entitled to a selling commission of 8%, plus a 2% non-accountable expense reimbursement payable from the proceeds of the private placement,  five-year warrants exercisable at $1.25 per share for an amount  equivalent  to 10% of the  shares of common  stock to which the Units would be convertible into, and up to 300,000 shares of common stock.

Pursuant  to the  placement  agent  agreement,  as amended,  the Company  issued
300,000  shares of common  stock and  warrants to purchase up to an aggregate of
511,650  shares of common stock to the placement  agent in  connection  with the private  placement.  Each warrant  entitles the placement  agent to purchase the stated number of shares of common stock at an exercise  price of $1.25 per share and will expire five years after its issue date.

Commencing  December 9, 2004 through February 11, 2005, CepTor sold 511.65 Units to investors  pursuant to a  Confidential  Private  Placement  Memorandum  dated
October 22, 2004 as supplemented,  each Unit consisting of one share of Series A

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005

Convertible  Preferred Stock,  and a three-year  warrant to purchase up to 5,000 shares of common stock for $2.50 per share.  Each share of Series A  Convertible
Preferred Stock is convertible  into 10,000 shares of common stock.  The Company received gross proceeds of $12,791,250  (net proceeds of $10,448,629,  after the payment of commissions and other expenses of the transactions  which amounted to
$2,342,621), from the sale of the Units.

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

In the event of voluntary or involuntary liquidation,  dissolution or winding-up of the Company,  holders of Series A Preferred Stock will be entitled to receive out of our assets  available for  distribution to our  stockholders,  before any distribution is made to holders of our common stock,  liquidating  distributions in an amount equal to $25,000 per share. After payment of the full amount of the liquidating  distributions  to which the holders of the Series A Preferred Stock are entitled,  holders of the Series A Preferred Stock will receive  liquidating distributions  pro rata with  holders  of common  stock,  based on the number of shares of common stock into which the Series A Preferred Stock is convertible at the conversion rate then in effect.

The Series A Preferred Stock may not be redeemed.

Holders of Series A Preferred  Stock will not be entitled to receive  dividends, if any.

The Company issued warrants to purchase  2,558,250  shares of common stock at an exercise  price of $2.50 per share,  as a  component  of the Unit.  The  Company determined  that the  preferred  stock was issued with an  effective  beneficial conversion  feature for which it recorded a deemed dividend of $10,100,616 based upon an  allocation of the proceeds to the relative fair values of the preferred stock and the warrants.  The Company  calculated  the fair value of the warrants using an option pricing model.

The  warrants  may not be  redeemed  by the  Company at any time.  The  warrants contain  provisions that protect the holders  against  dilution by adjustment of the purchase price in certain events, such as stock dividends, stock splits, and other similar events. Prior to exercise, the warrants do not confer upon holders any voting or any other rights as a stockholder.

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005

Substantially all of the warrants issued in these transctions are exercisable by the holders at any time. In addition,  the  registration  rights do not preclude the Company from delivering  unregistered stock to any warrant holder who elects to  exercise  their  warrants  in the  event  that  the  Company's  registration statement with respect to the stock  issuable  pursuant to such warrants has not been declared  effective.  Since the Company (i) is not  precluded  from issuing unregistered  shares  in the  event  of its  failure  to  cause  a  registration statement  to be declared  effective,  (ii) is permitted to net share settle its warrants  by  issuing  unregistered  shares,  and (iii) has met all of the other criteria  for equity  classification  under EITF 00-19,  it has  classified  its warrants as equity instruments.

The Company  filed a  registration  statement  covering the resale of all of the common stock issuable under this  arrangement that became effective on July 27,
2005.

COMMON STOCK ISSUED UPON CONVERSION OF SERIES A PREFERRED STOCK
During the year ended December 31, 2005, the Company issued  2,635,000 shares of common stock upon conversion of 263.50 shares of Series A Preferred Stock.

OPTIONS GRANTED PURSUANT TO 2004 INCENTIVE STOCK PLAN
During  November 2004, the Company  granted an option to an employee to purchase shares  of  common  stock  in an  amount  equal  to  1/2%  of its  common  stock outstanding upon the closing of the Company's private placement. Pursuant to the terms of the 2004  Incentive  Stock Plan under which these options were granted, the options have an exercise price of $2.50 per share,  the fair market value on the date of grant and such options vest over four years.  Upon completion of the
Company's  private  placement on February 11, 2005, the Company  determined that
78,195 shares of common stock were subject to this option. The Company accounted for this option using  variable plan  accounting  in accordance  with APB No. 25 since the number of shares of common stock  subject to this option was not known at the date of grant. Accordingly, the Company recorded deferred compensation of
$293,231  for the excess of the fair value of the common stock over the exercise price of which $85,526 was amortized during the year ended December 31, 2005 and is included in research expense in the accompanying statement of operations.

Pursuant to an agreement  entered into during the year ended  December 31, 2004, for the purpose of providing  investor  relations  services to the Company,  the
Company agreed to issue to one of its investor relations firm, five-year options to purchase up to 187,500  shares of common stock at an exercise  price of $3.05 per share,  with  piggy-back  registration  rights.  Based on an option  pricing model,  the fair value of these  options of  $382,500  was  recorded as deferred stock compensation expense at the date of award.

During the year ended December 31, 2004,  the Company  entered into an agreement with an investor relations firm in which such firm agreed to provide the Company with  investor  relations  service  for a period of 24 months  in  exchange  for compensation consisting of five-year options to purchase up to 400,000 shares of the  Company's  common  stock at an  exercise  price of $2.50 per  share.  These options  vest at the rate of 25% on the date of grant,  and 25% at each of dates that are 6 months,  12 months  and 18 months  following  the date of grant.  The
Company is accounting  for this award in accordance  with the  measurement  date guidelines enumerated in EITF 96-18. Accordingly,  the Company recorded deferred compensation  of $816,000,  representing  the aggregate fair value of the option granted under this  arrangement of which $204,000 was amortized  during the year
ended  December  31,  2004.  In  addition,   the  Company  recorded   cumulative
mark-to-market  adjustments amounting to approximately  $201,750 and $295.125 in compensation  expense to give effect to increases  and  decreases in the trading price of the  Company's  common stock  during the year ended  December 31, 2005,
Unamortized  compensation expense under this arrangement amounted to $115,125 at
December 31, 2005.

In addition,  during the year ended  December 31, 2004,  the Company  granted an option to purchase 15,000 shares of common stock to a research consultant of the
Company and, based on an option  pricing  model,  recorded the fair value of the options as deferred stock  compensation,  in the amount of $52,200.  The Company recognized  research  expense of $ 34,350 and  $17,850,  during the years  ended
December 31, 2005 and 2004, respectively, and is included in research expense in the accompanying statements of operations.

During  November  and  December  2004,  the  Company  issued  675,690  shares of restricted  common  stock with a fair  value of  $1,689,225  to an  advisor  for services performed during 2004. The restrictions as to these shares lapse twelve months after the dates of issuance.

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005

During  December  2004, the Company issued 125,000 shares of common stock with a fair value of $312,500 in connection with the settlement of litigation

During  February  2005,  the  Company  issued  a  fully-vested,  non-forfeitable five-year  warrant to purchase  37,500  shares of its common  stock at $6.50 per share for 12,500  shares,  $8.00 per share for 12,500 shares and $9.50 per share for 12,500 shares,  to an investor  relations firm for services  provided during the  three-month  period ended March 31, 2005.  The Company's  common stock must trade at or above  $8.00  per share  for ten  consecutive  days in order for the holder to exercise its right to purchase the shares  underlying the warrant.  In addition, if the Company's common stock trades at less than $0.67 per share, the holder of the warrants may request a buyout of the warrant for a $10,000 payment for which the Company  recorded a  liability.  The  Company  recorded a $172,750 charge to general and administrative  expenses in the accompanying  statement of operations for the fair value of these  warrants  during the year ended December
31, 2005.

During  February 2005, the Company issued an option to purchase 12,000 shares of its common stock for $6.25 per share to one of its directors.  This option vests as to 25% on the  six-month  anniversary  of  award,  as to 25% on the  one-year anniversary  of  award  and as to 25% on each  of the  two-year  and  three-year anniversaries of award.

During February 2005 the Company issued 2,500 shares of restricted  common stock to a former  director and 5,000 shares of restricted  common stock to a director of the Company as  compensation  for past  services to the Company.  The Company recorded  a  $46,875  charge  to  general  and  administrative  expenses  in the accompanying statement of operations for the intrinsic value of these restricted shares of common stock. The restrictions on these shares lapsed in August 2005.

During March 2005,  the Company issued a three-year  warrant to purchase  50,000 shares of its common stock at $4.75 per share to a financial  relations firm for services  provided during March 2005. The Company  recorded a $205,500 charge to general and administrative  expenses in the accompanying statement of operations for the fair value of this warrant during the year ended December 31, 2005.

During March 2005,  the Company issued a three-year  warrant to purchase  15,000 shares of its common stock at $5.00 per share to a financial  relations firm for services  provided  during March 2005. The Company  recorded a $61,650 charge to general and administrative  expenses in the accompanying statement of operations for the fair value of this warrant.

During July 2005, the Company issued an option to purchase  10,000 shares of its common stock for $2.70 per share to one of its  directors.  This option vests as to  25%  on the  six-month  anniversary  of  award,  as to  25% on the  one-year anniversary  of  award  and as to 25% on each  of the  two-year  and  three-year anniversaries of award.

During  August 2005,  the Company  issued to an employee upon hire, an option to purchase 25,000 shares of its common stock for $1.71 per share, and such options vest over four years.

During  September 2005, the Company issued an option to purchase 2,000 shares of its common stock for $1.02 per share to each of its two outside directors.  This option vests as to 25% on the six-month  anniversary of award,  as to 25% on the one-year  anniversary  of  award  and as to  25% on  each  of the  two-year  and three-year anniversaries of award.

COMMON STOCK ISSUED UPON CASHLESS EXERCISE OF WARRANTS
During  February  2005, a  non-employee  warrant  holder  exercised its right to purchase  187,500  shares  of  common  stock of the  Company  at $3.05 per share through a  cashless  exercise  whereby in  exchange  for the  exercise  price of
$571,875,  the Company  withheld  from  issuing  87,309  shares of common  stock issuable  upon  exercise of this warrant based upon a fair market value of $6.55 per share on the date of  exercise.  Consequently,  the Company  issued  100,191 shares of common stock to the warrant holder.

COMMON STOCK ISSUED IN PAYMENT OF LEGAL FEES
During January 2005, in lieu of a cash payment for $70,000 of certain legal fees in connection  with its private  placement,  the Company issued 23,000 shares of common stock to its law firm.

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005

COMMON STOCK ISSUED UPON EXERCISE OF WARRANTS
During March 2005, the Company issued 5,000 shares of common stock upon exercise of a warrant at an exercise price of $1.25 per share.

COMMON STOCK ISSUED FOR FINANCIAL SERVICES
Pursuant to a letter  agreement  dated May 20, 2005,  the Company  issued 25,000 shares of common stock as initial compensation for financial consulting services to be provided the Company.  The fair value of these shares,  which  amounted to
$75,000 at date of issuance, was initially characterized as a prepaid expense in the  balance  sheet  at June  30,  2005,  and  upon  termination  of the  letter agreement,  has been  amortized  to general and  administrative  expenses in the accompanying statement of operations for the year ended December 31, 2005.

Pursuant to a letter  agreement  dated  September 14, 2005,  the Company  issued
25,000  shares of common  stock as initial  compensation  in  connection  with a subsequent common stock purchase agreement.  Pursuant to a common stock purchase agreement dated October 7, 2005, the Company issued 377,359 shares of its common stock as an initial  commitment  fee. The par value of $0.0001 per share for the shares  issued was charged to  additional  paid-in  capital in the  accompanying balance sheet at December 31, 2005.

COMMON STOCK PURCHASE AGREEMENT - FOUNDERS' PLAN SHARES
The  Company   entered  into  a  stock  purchase   agreement  for  the  sale  of
approximately  265,600  shares of its common stock under its Founders'  Plan and received net proceeds of $163,014  (gross  proceeds of $167,250 less expenses of
$4,236) during October 2005.

TREASURY SHARES ACQUIRED AND RETIRED
Pursuant to the redemption  obligation  contained in the Spinoff  Agreement with
Xechem (see Note 11), the Company repurchased 511,650 shares of its common stock from Xechem. In addition,  pursuant to a securities  purchase  agreement entered into with Xechem  effective  June 17, 2005,  the Company  repurchased  2,886,563 shares of its common stock from Xechem for $2,734,068 and terminated the Spinoff
Agreement.  The Company  accounted for these share repurchases as treasury stock transactions,  at cost.  Xechem  retained  500,000 shares of common stock of the
Company  but agreed  that it would only sell such  shares  subject to the volume restrictions of Rule 144,  regardless of whether or not such volume  limitations are applicable at the time of such sale.

During June 2005, the Company  retired all 3,398,213  shares of its common stock held in treasury.

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

The Company  obtained from  substantially  all of the original  shareholders,  a waiver of their rights with respect to the contingent  consideration and release of the Company from its obligations thereunder and during July 2005, the Company issued a total of 100,000 shares in satisfaction of this obligation. The Company recorded a $270,000  charge to additional  paid-in capital for the fair value of these shares.

COMMON STOCK PURCHASE AGREEMENT - FUSION CAPITAL
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

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005

Pursuant to the Stock Purchase  Agreement,  the Company issued 377,359 shares of its common stock to Fusion  Capital and a warrant to purchase  377,359 shares of common  stock at $0.01 per share which  expires  December  31, 2010 (the "Fusion
Warrant"), as an initial commitment fee and as an additional commitment fee, the
Company is obligated to issue to Fusion Capital an additional 754,717 shares, on a pro rata basis,  once Fusion  Capital has  acquired its initial $10 million of common stock. In addition, the Company issued 25,000 shares to Fusion Capital as an expense  reimbursement.  The Company has reserved  6,534,435 shares of common stock for this transaction.

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

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005

         o    the effectiveness of the previously filed  registration  statement which  became  effective on December 7, 2005 lapses for any reason
              (including,  without limitation,  the issuance of a stop order) or is unavailable to Fusion Capital for sale of the Company's  common stock and such lapse or  unavailability  continues for a period of ten  consecutive  trading  days or for more than an  aggregate  of thirty trading days in any 365-day period;

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

         o    the  transfer  agent's  failure for five  trading days to issue to
              Fusion  Capital  shares of common  stock which  Fusion  Capital is entitled to under the Stock Purchase Agreement;

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

For a period of 40 months from October 7, 2005,  the date of the Stock  Purchase
Agreement, the Company has granted to Fusion Capital the right to participate in the purchase of any New Securities (as defined below) that the Company may, from time to  time,  propose  to  issue  and sell in  connection  with any  financing transaction to a third party.  In particular,  Fusion Capital may purchase up to
25% of such New Securities at the same price and on the same terms as such other investor,  provided  that in any  single  transaction,  Fusion  Capital  may not purchase in excess of $5,000,000.  "New  Securities"  means any shares of common stock,  preferred stock or any other equity securities or securities convertible or exchangeable for equity  securities of the Company.  New Securities shall not include,  (i) shares of common stock issuable upon conversion or exercise of any securities  outstanding  as of the date of the Stock  Purchase  Agreement,  (ii)
shares,  options or warrants for common stock granted to the Company's officers, directors or employees  pursuant to stock option plans  approved by its board of
directors,   (iii)  shares  of  common  stock  or  securities   convertible   or
exchangeable  for common stock  issued  pursuant to the  acquisition  of another company by consolidation, merger, or purchase of all or substantially all of the assets of such company or (iv) shares of common stock or securities  convertible or  exchangeable  into  shares  of common  stock  issued  in  connection  with a strategic  transaction  involving  the  Company  and  issued  to an entity or an affiliate  of such entity that is engaged in the same or  substantially  related business as the Company. Fusion Capital's rights shall not prohibit or limit the
Company from selling any securities so long as it makes the same offer to Fusion
PlacementCapital.

COMMON STOCK ISSUED  PURSUANT TO SECURITIES  PURCHASE  AGREEMENT - DECEMBER 2005
CONVERTIBLE DEBENTURES
On December 9, 2005, the Company  entered into a Securities  Purchase  Agreement with an investor  pursuant to which the investor  purchased  the  December  2005
Convertible  Debentures from the Company in a private  placement during December
2005 (see Note 12). Pursuant to the Securities Purchase  Agreement,  the Company
issued to the investor  268,817 shares of common stock for expenses  incurred in connection  with  the  transaction.  The  Company  recorded  $37,370  as a  debt discount,  which represents an allocation of a portion of the offering  proceeds to the  shares  based  upon  the  relative  fair  value  of such  shares  to all securities issued under the arrangement.  The Company charged additional paid-in capital for the par value of these shares.

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005

CONVERSION OF AMENDED DECEMBER 2004 CONVERTIBLE NOTE INTO COMMON STOCK
During  December  2005,  the  holder  of the  Company's  Amended  December  2004
Convertible  Note  elected to convert a portion of the  principal  balance  plus accrued interest of $181,875 into 485,000 shares of common stock at a conversion price of $0.375 per share.

NOTE 17 - ADOPTION OF 2004 INCENTIVE STOCK PLAN

The 2004  Incentive  Stock Plan was first approved by the Board of Directors and the  stockholders  of the Company on May 31, 2004 and re-approved on December 8,
2004. The purpose of the 2004 Incentive Stock Plan is to provide an incentive to retain in the employ of and as directors,  officers,  consultants,  advisors and employees  of the  Company,  persons of training,  experience  and  ability,  to attract new  directors,  officers,  consultants,  advisors and  employees  whose services are considered  valuable,  to encourage the sense of proprietorship and to  stimulate  the active  interest of such  persons  into the  development  and financial  success of the  Company.  Under the 2004  Incentive  Stock Plan,  the
Company will be authorized to issue Incentive Stock options  intended to qualify under  Section 422 of the Code,  non-qualified  stock  options,  and  restricted stock.  The 2004 Incentive  Stock Plan is administered by the board of directors or the Compensation Committee.  Upon approval,  2,773,820 shares of common stock of the Company were reserved for issuance under the 2004  Incentive  Stock Plan.
Through December 31, 2005,  options for the purchase of 834,195 shares of common stock  of the  Company,  of  which  705,000  are to  nonemployees  for  services rendered, have been granted. In addition, through December 31, 2005, the Company issued 808,190 shares of restricted  common stock of the Company pursuant to the
2004 Incentive Stock Plan as payment for services  rendered.  As of December 31,
2005,  there were 1,131,435  shares available for grant under the 2004 Incentive
Stock Plan.

The following  table  summarizes  the stock option  activity for the years ended
December 31, 2005 and 2004 (there was no activity prior to January 1, 2004):

                                                     2005             2005               2004             2004
                                                 ------------- -------------------- -------------- -------------------
                                                                    Weighted-                           Weighted-
                                                                     Average                             Average
                                                   Options        Exercise Price       Options        Exercise Price
                                                 ------------- -------------------- -------------- -------------------

Outstanding - January 1                            662,340            $    2.50              -            $       -
Granted                                            171,855                 4.70        662,340                 2.64
Exercised                                         (187,500)                3.00
Canceled                                                 -                 3.00              -
                                                   -------                             -------            ---------
Outstanding - December 31                          646,695                 3.08        662,340                 2.64
                                                   =======                             =======            =========
Options exercisable at December 31                 417,549                 3.29        295,000            $    2.82
                                                   =======                             =======            =========

The following table summarizes additional information about outstanding and exercisable stock options at December 31, 2005:

                                              Weighted-
                                               Average                                                     Weighted-
                               Number         Remaining                                                     Average
  Exercise Prices           Outstanding    Contractual Life     ExercisePrice     Number Exercisable    Exercise Price
------------------- --------------------- ------------------- ----------------- --------------------- --------------------
    $0.00-$2.50               522,195           5.00 years          $2.45              327,049               $2.50
    $2.51-$5.00                75,000           3.2                 $4.53               50,000               $4.75
    $5.01-$9.50                49,500           5.3                 $7.58               40,500               $7.87
                              -------                                                  -------
    Total                     646,695           4.8                 $3.08              417,549               $3.29
                              =======                                                  =======

All options  granted have exercise  prices equal to the fair market value on the date of grant.

The fair  value of stock  option  grants is  estimated  using the  Black-Scholes option-pricing model with the following assumptions:

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005

                    Term (years)                     10
                    Volatility                       120%
                    Risk-free interest rate          3.32%
                    Dividend yield                   0

NOTE 18 - SUBSEQUENT EVENTS

CONVERSION OF AMENDED DECEMBER 2004 CONVERTIBLE NOTE INTO COMMON STOCK
Subsequent to December 31, 2005,  the holder of the Company's  Amended  December
2004  Convertible Note elected to convert the remaining  principal  balance plus accrued interest of $320,725 into 855,267 shares of common stock at a conversion price of $0.375 per share.

CONVERSION OF DECEMBER 2005 CONVERTIBLE DEBENTURE INTO COMMON STOCK
Subsequent  to December  31, 2005,  the holder of the  Company's  December  2005
Convertible Debentures elected to convert a portion of their aggregate principal balance of $200,000  into 639,375  shares of common stock at a conversion  price pursuant to the terms of the  December  2005  Convertible  Debentures  (see Note
12).

ADOPTION OF SHAREHOLDER RIGHTS PLAN
At its  February  board  meeting,  the  directors  of  the  Company  approved  a shareholder rights plan pursuant to which the Company issued one preferred share purchase right for each share of the Company's common stock held by shareholders of record as of the close of business on March 7, 2006.  Each right will entitle the holder to purchase one  one-hundredth of a share of Series B Preferred Stock at an exercise price of $168.  These preferred shares are structured so that the value of one  one-hundredth  of a preferred share will  approximate the value of one share of the Company's  common stock.  The purpose of the plan is to protect the  long-term  value  of the  Company  for  its  shareholders  and  to  protect shareholders  from  various  abusive  takeover  tactics,  including  attempts to acquire control of the Company at an inadequate  price.  The plan is designed to give the Company's Board of Directors sufficient time to study and respond to an unsolicited  takeover attempt.  Adoption of the plan was unanimously approved by the  Company's  directors  and was not in  response to any  specific  attempt to acquire the  Company or its shares,  and the Company is not aware of any current efforts to do so.

The terms of the plan provide for the  Company's  shareholders  of record at the close of  business  on March 7, 2006 to receive  one right for each  outstanding common share held. In general, the rights will become exercisable if a person or group  acquires 15% or more of the Company's  common stock or announces a tender offer or exchange offer for 15% or more of the Company's common stock. Depending on the  circumstances,  the effect of the exercise of rights will vary. When the rights initially become exercisable,  as described above, each holder of a right will be allowed to  purchase  one  one-hundredth  of a share of a newly  created series of the Company's  preferred shares at an exercise price of $168. However, if a person acquires 15% or more of the Company's  common stock in a transaction that was not  approved  by the Board of  Directors,  each  right  would  instead entitle the holder  (other  than such an  acquiring  person) to purchase  common stock at 50% of the market price of the Company's common stock at that time.

The rights will  expire on March 6, 2016.  The Company may redeem the rights for
$0.0001  each  at any  time  until  the  tenth  business  day  following  public announcement  that a person or group has acquired 15% or more of its outstanding common stock.

COMMON STOCK ISSUED UPON CONVERSION OF SERIES A PREFERRED STOCK
Subsequent to December 31, 2005,  the Company  issued  237,500  shares of common stock upon conversion of 23.75 shares of Series A Preferred Stock.

                               CEPTOR CORPORATION
                          (A Development Stage Company)
                NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2005

LETTER AGREEMENT FOR FINANCIAL SERVICES
Pursuant to a letter  agreement  dated January 24, 2006, the Company paid $8,925 as an advance of expenses for financial  consulting  services to be provided the
Company.  This  payment was  characterized  as a prepaid  expense in the balance sheet subsequent to December 31, 2005.

ADOPTION OF 2006 INCENTIVE STOCK PLAN
The 2006 Incentive Stock Plan was approved by the Board of Directors on February
16, 2006,  subject to  shareholder  approval.  The purpose of the 2006 Incentive
Stock  Plan is to  provide  an  incentive  to  retain  in the  employ  of and as directors, officers, consultants, advisors and employees of the Company, persons of  training,  experience  and  ability,  to attract  new  directors,  officers, consultants,  advisors and employees whose services are considered valuable,  to encourage the sense of  proprietorship  and to stimulate the active  interest of such persons into the  development and financial  success of the Company.  Under the 2006 Incentive Stock Plan, the Company will be authorized to issue Incentive
Stock options  intended to qualify under Section 422 of the Code,  non-qualified
stock  options,   and  restricted  stock.  The  2006  Incentive  Stock  Plan  is administered  by the board of  directors  or the  Compensation  Committee.  Upon approval,  2,730,090  shares of common  stock of the Company  were  reserved for issuance under the 2006 Incentive Stock Plan.

OPTIONS GRANTED AND COMMON STOCK ISSUED PURSUANT TO INCENTIVE STOCK PLANS
In March 2006, the Company issued fully-vested, five-year options to purchase an aggregate of 1,114,206  shares of its common stock at $0.359 per share  pursuant to the 2004  Incentive  Stock Plan,  to two financial  consultants  for services previously  provided,  of which the options were exercised as to an aggregate of
557,102 shares of common stock for aggregate  proceeds of $200,000.

ITEM 8.           CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE.

         Not applicable.

ITEM 8A.

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS

As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure  controls and procedures  (as defined in Securities  Exchange Act of 1934 Rule  13-d-15(e) and
15d-15(e)).  Based  upon that  evaluation  and  management's  assessment  of the potential effects of the material weakness  described below, our Chief Executive
Officer and Chief Financial Officer,  concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective to enable us to record,  process,  summarize and report information  required to be included in our periodic SEC filings within the required time period.

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

Our company is not an  "accelerated  filer" (as defined in the Exchange Act) and is not required to deliver  management's  report on control  over our  financial reporting  until our fiscal  year ended  December  31,  2006.  Nevertheless,  we consider the effectiveness of our internal controls over financial  reporting as part of the quarterly evaluations of our procedures. In connection therewith, we reported,  for the years ended  December 31, 2004 and 2005,  that we  identified certain matters that we believed  constituted  material weaknesses (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard
No. 2) in our  internal  controls  over  financial  reporting.  The  first  such material  weakness  related to our ability to ensure that the accounting for our equity-based transactions is accurate and complete and the second related to our limited segregation of duties.

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

Other  than our  adoption  of a policy of having  our  Chief  Financial  Officer evaluate all proposed  agreements for the purpose of identifying  any applicable accounting  matters,  particularly  those that may involve accounting for equity transactions, there have been no changes in our internal controls over financial reporting during our most recent fiscal year that has materially affected, or is reasonably  likely to materially  affect,  our internal  control over  financial reporting.

ITEM 8B.          OTHER INFORMATION.

         Not Applicable.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS.

Directors and Executive Officers

         Our directors and executive officers are as follows:

Name                              Age    Position
----                              ---    --------

William H. Pursley                52     Chief Executive Officer, Chairman of the
                                         Board and Director

Norman W. Barton, M.D., Ph.D.     58     Executive Vice President and Chief Medical
                                         Officer

Donald W. Fallon                  52     Senior Vice President, Finance and
                                         Administration, Chief Financial
                                         Officer and Secretary

Leonard A. Mudry                  68     Director

John W. Griffin, M.D.             63     Director

         Each   director   holds  office  until  the  next  annual   meeting  of
stockholders  or until their  successors  have been duly elected and  qualified.
Executive  officers  are elected  annually  and serve at the  discretion  of our
Board.

         In February  2005, we adopted a cash and equity  compensation  plan for our  non-employee  directors.  We paid  $2,000 to Mr.  Mudry  and  $1,000 to Dr.
Griffin for services rendered as a director during 2005. During 2005, we granted
5,000  shares of Common  Stock and an option to purchase an  aggregate of 12,000 and 2,000 shares of Common Stock at $6.25 and $1.02 per share, respectively,  to
Mr.  Mudry,  and an option to purchase an aggregate  of 10,000  shares and 2,000 shares of Common  Stock,  at $2.70 and  $1.02 per  share,  respectively,  to Dr.
Griffin under our Directors Plan.

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
1987.

         JOHN W. GRIFFIN,  M.D., is Professor and Director of the  Department of
Neurology  at Johns  Hopkins  University  School of Medicine  and  Professor  of
Neuroscience and Pathology and  Neurologist-in-Chief  at Johns Hopkins Hospital.
Dr.  Griffin has been on the faculty at Johns Hopkins since 1976,  and Professor of  Neurology  and  Neuroscience  since 1986.  Dr.  Griffin is  President of the
American Neurological Association and was Past President of the Peripheral Nerve
Society and the Society for Experimental Neuropathology, and in 2005 was elected to the  Institute of Medicine of the National  Academy of Science.  Dr.  Griffin
trained and was a medical intern and resident at Stanford  University  School of
Medicine and did his neurology  residency at Johns Hopkins,  before going to the
NIH as a Clinical Associate. Dr. Griffin's clinical and research career has been devoted to the neurobiology and neuropathology of the peripheral nervous system, and to studies of peripheral  neuropathies.  Dr.  Griffin's honors include Jacob
Javits  Award  from  the  NIH,  and  multiple  teaching  awards,  including  the
Professor's  Award of the  Johns  Hopkins  University  School of  Medicine.  Dr.
Griffin has given many named lectures,  including the Robert Wartenberg  Lecture of the  American  Academy of Neurology  and the Soriano  Lecture of the American
Neurological  Association.  Dr.  Griffin  is a  former  member  of the  National
Advisory Council to the National  Institute of Neurologic Disease and Stroke and
is currently  Chair of the  Burroughs  Wellcome  Fund  Program in  Translational
Research. Dr. Griffin is the Editor-in-Chief of the journal, NATURE NEUROLOGY.

         There are no  family  relationships  between  any of our  directors  or executive officers.

AUDIT COMMITTEE

         Our  Board  of  Directors  has  determined  that  Leonard  Mudry is the financial  expert  serving  on  our  Audit  Committee  and  that  Mr.  Mudry  is independent  as such term is used in Item  7(d)(3)(iv) of Schedule 14A under the
Exchange Act.

CODE OF ETHICS

         We adopted a code of ethics that applies to our officers, directors and employees, including our chief executive officer and chief financial officer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act,  which requires  executive  officers and  directors,  and persons who  beneficially  own more than ten percent of the common  stock of a  company  with a class of  securities  registered  under  the
Exchange  Act, to file initial  reports of  ownership  and reports of changes in ownership with the Securities and Exchange Commission,  was not applicable to us in 2005.

ITEM 10.          EXECUTIVE COMPENSATION.

                           Summary Compensation Table

         The following table sets forth  information for the three most recently completed  fiscal years  concerning the  compensation of (i) the Chief Executive
Officer and (ii) all other  executive  officers who earned in excess of $100,000 in salary and bonus in the fiscal year ended December 31, 2005 ("Named Executive
Officers").

                                                              Long Term Compensation
                                                     -----------------------------------------
                               Annual Compensation     Restricted    Securities
                               -------------------        Stock      Underlying     All Other
                                         Salary          Award(s)     Options     Compensation
Name and Principal Position     Year       ($)           ($)(1)         (#)           ($)
---------------------------     ----    ----------   --------------  -----------  ------------

William H. Pursley              2005    353,525(2)        -              -           1,630(3)
  Chairman and Chief            2004    351,967(4)     885,674(5)        -           1,630(3)
  Executive Officer             2003       -                -            -              -

Norman W. Barton, M.D., Ph.D.   2005    285,546(2)        -              -           1,170(3)
  Executive Vice President and  2004    187,152(4)     322,902(5)        -           1,364(3)
  Chief Medical Officer         2003       -                -            -              -

Donald W. Fallon                2005    238,296(2)        -              -             550(3)
  Senior Vice President,        2004    179,667(4)     147,613(5)        -             500(3)
  Finance and Administrative,   2003       -                -            -              -
  Chief Financial Officer and
  Secretary

---------------------

(1) Vesting  restrictions  on such shares lapse as to (i) 10% on the sixth month anniversary  of the date of award,  (ii) an  additional  10% on the twelve month anniversary of the date of award, and (iii) the balance upon initiation of phase
III clinical trials for Myodur in muscular dystrophy.

(2) Includes $8,400 of 401(k) contributions.

(3) Represents  reimbursement  of premiums paid by such executive  officer under certain term life insurance policies.

(4) Includes $5,467,  $5,467 and $4,667 of 401(k) contributions for Mr. Pursley,
Dr.  Barton and Mr.  Fallon,  respectively.  Includes  payments  of $71,500  and
$29,167 paid by Xechem to Mr. Pursley and Mr. Fallon, respectively, during 2004.

(5) 1,247,428  shares,  454,792 shares,  and 207,905 shares of restricted  stock underlying the  Restricted  Stock Awards  granted in 2004 for Mr.  Pursley,  Dr.
Barton and Mr.  Fallon,  respectively,  have been  valued at $0.71,  the closing price per share of our Common  Stock as  reported by the OTC  Bulletin  Board on
December 31, 2005.

                        Option Grants in Last Fiscal Year

         No stock  options  or stock  appreciation  rights  were  granted  to or exercised by our Named Executive Officers during 2005.

STOCK PLANS

         Prior to our adoption of our  Founders'  Stock Plan and 2004  Incentive
Stock Plan in December 2004, we did not have a stock option, long-term incentive or other similar plan for officers, directors, and employees.

         FOUNDERS'  PLAN.  Our  Founders'  Plan  was  adopted  by the  board  of directors  and  stockholders  on December  27,  2004.  An aggregate of 3,031,943 shares of Common Stock have been issued under the Founders'  Plan. The Founders'
Plan  is  administered  by  the  Board  or  the  Compensation  Committee,  which
Compensation  Committee  presently consists of Leonard Mudry. Upon the happening of certain  events  described in the  Founders'  Plan,  such as the cessation of employment  by a  participant  following an award,  shares issued or issuable to
Founders' Plan  participants may revert to William Pursley,  our Chief Executive
Officer,  and may be cancelled,  forfeited,  re-designated or re-issued by us in
Mr.  Pursley's  sole  discretion  subject  to Board and  Compensation  Committee approvals. Unless vesting is accelerated by the Board or Compensation Committee,
Founders' Stock Plan shares will vest 10% upon the six month  anniversary of the date of issuance,  10% upon the one-year anniversary of the date of issuance and the  remainder  upon  initiation  of a Phase III clinical  trial for "Myodur" in muscular dystrophy, provided such date is not less than six months following the date of award.  In the  discretion of the Board or the  Compensation  Committee, vesting may be  accelerated  upon the  achievement  of  significant  scientific, regulatory, or other development milestones subject to approval of the Placement
Agent.

         2004  INCENTIVE  PLAN. Our 2004 Incentive Plan was adopted by the board of directors  and  stockholders  on December 27, 2004. An aggregate of 2,773,820 shares of Common Stock have been reserved for issuance  under the 2004 Incentive
Plan.  The  purpose of the 2004  Incentive  Plan is to provide an  incentive  to retain in the employ of and as directors,  officers,  consultants,  advisors and employees  of our  company,  persons of training,  experience  and  ability,  to attract new  directors,  officers,  consultants,  advisors and  employees  whose services are considered  valuable,  to encourage the sense of proprietorship and to  stimulate  the active  interest of such  persons  into our  development  and financial  success.  Under the 2004  Incentive  Plan, we are authorized to issue incentive  stock  options  intended  to qualify  under  Section 422 of the Code, non-qualified  stock options and  restricted  stock.  The 2004 Incentive Plan is administered  by the Board or the  Compensation  Committee,  which  Compensation
Committee  presently consists of Leonard Mudry. As of April 11, 2005,  1,465,483 shares of Common Stock have been issued under the 2004 Incentive  Plan,  options to purchase  1,203,799 shares of Common Stock were outstanding and 17,229 shares remain available for issuance.

         2006  INCENTIVE  PLAN. Our 2006 Incentive Plan was adopted by the board of directors on March 8, 2006. We intend to submit the 2006  Incentive  Plan for approval of our stockholders within 12 months of the effective date of the Plan.
An aggregate of 2,730,090 shares of Common Stock have been reserved for issuance under the 2006  Incentive  Plan.  The purpose of the 2006  Incentive  Plan is to provide  an  incentive  to retain in the employ of and as  directors,  officers, consultants,  advisors  and  employees  of our  company,  persons  of  training, experience  and  ability,  to  attract  new  directors,  officers,  consultants, advisors and employees whose services are considered valuable,  to encourage the sense of  proprietorship  and to stimulate  the active  interest of such persons into our  development and financial  success.  Under the 2006 Incentive Plan, we are  authorized  to issue  incentive  stock  options  intended to qualify  under
Section 422 of the Code,  non-qualified  stock options and restricted stock. The
2006 Incentive Plan is administered by the Board or the Compensation  Committee, which  Compensation  Committee  presently consists of Leonard Mudry. As of April
11, 2005, no grants have been made under the 2006 Incentive Plan.

EMPLOYMENT AGREEMENTS

         Each of  Messrs.  Pursley  and Fallon  and Dr.  Barton  are  parties to employment  agreements.  Under such  agreements  each such employee is generally obligated to commit substantially all of his time and attention to our affairs.

         William  H.  Pursley,  our  Chairman  of the Board and Chief  Executive
Officer, has an employment agreement ending March 31, 2007. The agreement may be renewed for additional  one-year terms unless either party notifies the other at least  sixty  days  prior to the end of the then  current  term of its desire to terminate  the  agreement.  The  agreement  provides  that Mr.  Pursley  will be compensated  at an annual base salary of $330,000  with annual  increases  and a discretionary annual bonus in an amount (in cash, stock or other property) to be determined by the Board.  The agreement may be terminated by us for "cause",  by
Mr. Pursley for "good reason" (as such terms are defined in the  agreement),  by
Mr.  Pursley for any reason,  upon thirty days notice,  and by us without cause, upon sixty days notice.  If Mr. Pursley is terminated by us without cause, or by
Mr.  Pursley  for good  reason  he will be  entitled  to his base  salary  and a continuation  of benefits  under our benefit plans for senior  executives  for a twelve month period after the date of termination.

         Norman W.  Barton,  our  Executive  Vice  President  and Chief  Medical
Officer, has an employment agreement ending April 26, 2007. The agreement may be renewed for additional  one-year terms unless either party notifies the other at least  sixty  days  prior to the end of the then  current  term of its desire to terminate  the  agreement.  The  agreement  provides  that  Dr.  Barton  will be compensated  at an annual base salary of $265,000  with annual  increases and an annual bonus in an amount (in cash, stock or other property) to be determined by the discretion of the Board.  The agreement may be terminated by us for "cause", by Dr. Barton for "good reason" (as such terms are defined in the agreement), by
Dr.  Barton for any reason,  upon thirty days notice,  and by us without  cause, upon sixty days notice.  If Dr.  Barton is  terminated by us without cause or by
Dr.  Barton  for  good  reason,  he will be  entitled  to his  base  salary  and continuation  of benefits  under our benefit plans for senior  executives  for a twelve month period after the date of termination.

         Donald W. Fallon, our Senior Vice President, Finance and Administration
and Chief Financial  Officer and Secretary,  has an employment  agreement ending
March 31, 2007.  The  agreement  may be renewed for  additional  one-year  terms unless  either party  notifies the other at least sixty days prior to the end of the then current term of its desire to terminate  the  agreement.  The agreement provides that Mr. Fallon will be compensated at an annual base salary  initially of $175,000  with annual  increases  and an annual  bonus in an amount (in cash, stock or other  property) to be determined by the discretion of the Board. As of
March 1, 2005, Mr.  Fallon's  annual base salary was increased to $240,000.  The agreement may be  terminated by us for "cause",  by Mr. Fallon for "good reason"
(as such terms are defined in the agreement), by Mr. Fallon for any reason, upon thirty days notice,  and by us without  cause,  upon sixty days  notice.  If Mr.
Fallon is terminated  by us without  cause or by Mr. Fallon for good reason,  he will be  entitled  to his base salary and  continuation  of  benefits  under our benefit plans for senior  executives for a twelve month period after the date of termination.

COMPENSATION OF DIRECTORS

         On  February  11,  2005,  our Board  adopted a Deferred  Stock Plan for
Non-Employee  Directors  (the  "Directors  Plan")  as an  amendment  to our 2004
Incentive  Stock Plan. An aggregate of 200,000  shares of Common Stock have been reserved  under the  Directors  Plan.  The purpose of the  Directors  Plan is to provide an incentive for non-employee directors to promote the financial success and progress of our company.  The Directors Plan is administered by the Board or the Compensation Committee.  Under the Directors Plan we are authorized to issue non-qualified  stock options to a director who is not, at the time of grant,  an employee.  The Directors  Plan  provides for (i) the automatic  initial grant of options to purchase 10,000 shares of Common Stock to each non-employee  director who joins our Board at an exercise  price equal to the fair market  value at the date of such election or appointment to the Board, and (ii) the grant of options to  purchase  2,000  shares of Common  Stock on the date of each  Board  meeting thereafter attended by such non-employee  director at an exercise price equal to the fair market value on the date of such Board  meeting,  subject to vesting as
follows:   one-fourth  of  the  shares  issuable  pursuant  to  the  option  are exercisable six months from the date of grant,  and an additional  one-fourth of the shares are exercisable on each of the first,  second and third anniversaries of the date of grant,  subject to such person  serving as a director at the time of vesting.  The Directors Plan provides for a maximum  lifetime award of 30,000 shares to any director.  The term of each option under the Directors Plan is ten years.  In addition,  on February 11,  2005,  our Board  approved the payment of
$1,000 to each non-employee  director for each Board meeting attended, in person or by telephone, plus reimbursement of reasonable expenses incurred in attending such meeting.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Based solely upon information available to us, the following table sets forth certain information  regarding beneficial ownership of our Common Stock as of April 11, 2006 by (i) each person or entity  known by us to own  beneficially more than 5% of our  outstanding  Common  Stock,  (ii) each of our directors and
Named Executive  Officers,  and (iii) all directors and executive  officers as a group. Except as otherwise  indicated,  each of the stockholders named below has sole voting and investment power with respect to such shares of Common Stock:

            Name and Address of                  Number of Shares      Percentage Beneficially
            Beneficial Owner(1)                 Beneficially Owned            Owned(2)
------------------------------------------      ------------------     -----------------------

William H. Pursley                                1,245,897(3)                   7.7%

Norman W. Barton, M.D., Ph.D.                       452,992(4)                   2.8%

Donald W. Fallon                                    207,905(5)                   1.3%

Leonard A. Mudry                                     11,500(6)                    *

John W. Griffin, M.D.                                 3,000(7)                    *

Cornell Capital Partners LP(8)                    3,815,782(9)                   19.9%
101 Hudson Street
Suite 3700
Jersey City, New Jersey 07302

All directors  and  executive  officers as a      1,921,294                      11.8%
group (5 persons)

                                       50

------------------------
* Represents less than 1%.

(1)      Unless  otherwise  indicated,  the address of each  stockholder  listed above is c/o CepTor Corporation,  200 International Circle, Suite 5100,
         Hunt Valley, Maryland 21030.

(2)      Includes  shares  of  Common  Stock  issuable  upon the  conversion  of currently outstanding shares of Series A Preferred Stock.

(3)      Includes 500 shares held by Mr. Pursley's wife and children.

(4)      Includes 300 shares held by Dr. Barton's wife and children.

(5)      Includes 200 shares held by Mr. Fallon's wife and child.

(6)      Includes 6,500 shares subject to an option which are exercisable within
         60 days.

(7)      Represents shares subject to an option which are exercisable  within 60 days.

(8)      Mark  Angelo,  the  managing  member of  Yorkville  Advisors,  LLC, the general  partner of Cornell  Capital,  has sole voting and  dispositive power over such shares.

(9)      Includes 1,000,000 shares issuable upon exercise of the Cornell Warrant and an estimate of 1,907,590  shares  issuable  upon  conversion of the
         Debentures,  based upon the Fixed Price at maturity; provided, however, the  terms of the  Debentures  and the  Cornell  Warrant  provide  that
         Cornell  Capital may not convert the  Debentures  into or exercise  the
         Cornell  Warrant for shares of Common Stock if,  giving  effect to such
         conversion  and/or  exercise,   Cornell  Capital,   together  with  its
         affiliates,  would  beneficially  own more than  4.9% of  Common  Stock outstanding following such conversion and/or exercise.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         During  April and May 2004,  as  contemplated  by a spin-off  agreement entered  into  in  connection  with  the  spin-off  of  our  company  ("Spin-off
Agreement"),  we entered into certain interim financing  agreements (the "Bridge
Loans") in anticipation of the spin-off.  The terms of the Bridge Loans provided us with  $1,100,000  pursuant to 8%  convertible  promissory  notes  maturing on
October 22, 2004. In addition, we agreed to issue up to 515,430 shares of Common
Stock to the Bridge Loan holders,  and others. Since we were unable to repay the
Bridge  Loans on their  maturity  date,  the Bridge Loan  holders had a right to convert their promissory notes into shares of common stock of Xechem.  No Bridge
Loan holder  exercised its conversion  right and pursuant to an exempt  exchange offer dated  October 22, 2004, as amended  November 15, 2004,  all of the Bridge
Loans were either repaid with the proceeds of the initial closing of the Private
Placement or converted into new 10% convertible  promissory notes  ("Replacement
Notes") with a December 8, 2005 maturity date, convertible into shares of Common
Stock at $1.25 per share in an amount  equal to the  outstanding  principal  and interest.  An aggregate of 238,000 shares of Common Stock  originally  issued in connection with the Bridge Loans was converted into a total of 487,597 shares of
Common  Stock  upon  the  effectiveness  of  the  Merger.  In  April  2005,  the

Replacement  Notes were amended to extend the maturity date to July 3, 2006 from
December 8, 2005,  to increase the interest rate to 12%,  effective  December 9,
2005 and to change  the  conversion  price to $0.75  from  $1.25 per  share.  On
December  9,  2005,  we  further  amended  the  Replacement  Note to change  the conversion price to $0.375 from $0.75 per share.

         On June 17, 2005, we entered into a securities  purchase agreement with
Xechem  pursuant to which we repurchased  2,886,563  shares of Common Stock from
Xechem, which was the former owner of approximately 29% of our Common Stock, for a  purchase  price of  $2,309,250  and  terminated  the  Spinoff  Agreement.  As additional  consideration,  William  Pursley,  our Chairman and Chief  Executive
Officer,  surrendered  options to purchase  43,000,000 shares of common stock of
Xechem. Xechem retained 500,000 shares of Common Stock, but agreed that it would only sell such shares subject to the volume restrictions of Rule 144, regardless of whether or not such volume  limitations  are  applicable  at the time of such sale.

         We are a party to an  employment  agreement  with  William  Pursley,  a director  and our Chief  Executive  Officer  and  Chairman  of the Board,  which employment  agreement expires on March 31, 2007 (with automatic one-year renewal terms) for an annual base salary of $330,000 and annual increases and bonuses at the discretion of our Board.

         We are a party to an employment  agreement  with Norman  Barton,  M.D.,
Ph.D., our Executive Vice President and Chief Medical Officer,  which employment agreement expires on April 26, 2007 (with automatic  one-year renewal terms) for an annual  base  salary of  $265,000  and annual  increases  and  bonuses at the discretion of the Board.

         We are a party to an  employment  agreement  with  Donald  Fallon,  our
Senior Vice President,  Finance and Administration,  Chief Financial Officer and
Secretary,  which  employment  agreement  expires March 31, 2007 (with automatic one-year  renewal  terms)  for an annual  base  salary of  $175,000  and  annual increases and bonuses at the  discretion of the Board.  As of March 1, 2005, Mr.
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
February 11, 2008.

         On February  11, 2005,  we awarded  5,000  restricted  shares of Common
Stock to  Leonard  Mudry,  which  restrictions  lapsed  as to all of the  shares awarded on August 11, 2005.

         On July 20, 2005, we granted a non-qualified  option to purchase 10,000 shares of Common  Stock at $2.70 per share,  the closing  price per share of the
Common Stock on the OTC Bulletin Board on the date of grant, to John Griffin,  a director, in accordance with the terms of the Directors Plan.

         On September 13, 2005, we granted an option to purchase 2,000 shares of
Common Stock at $1.02 per share, the closing price per share of the Common Stock on the OTC Bulletin  Board on the date of grant,  to each of Dr. Griffin and Mr.
Mudry, our non-employee  directors,  for  participation in our Board meetings in accordance with the terms of the Directors Plan.

         On September  16, 2005,  we issued  25,000 shares of Common Stock as an expense reimbursement and on October 7, 2005, we issued 377,359 shares of Common
Stock as initial  commitment  shares and the Fusion Warrant to purchase  377,359 shares of Common  Stock at $0.01  per  share to Fusion  Capital  under the Stock
Purchase Agreement.

         On December 9, 2005, we issued a $250,000  convertible  promissory note at a conversion price of $1.00 per share to Harbor Trust which bears interest at
6% per year and matures on December 9, 2006.

         On  December  9, 2005,  we issued (i) a  $1,000,000  Debenture,  (ii) a warrant to  purchase  1,000,000  shares of Common  Stock at $1.023 per share and
(ii) 268,817 shares of Common Stock, to Cornell Capital.

         On December  28,  2005,  we issued a  $1,000,000  Debenture  to Cornell
Capital.

ITEM 13.          EXHIBITS

Exhibit
Number            Description
-------           -----------

2.1               Certificate of Ownership and Merger of CepTor Corporation into
                  CepTor Research and Development Company  (incorporated  herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on January 31, 2005 ("January 2005 8-K"))

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

4.1               Form of  Common  Stock  Certificate  (incorporated  herein  by reference  to Exhibit 4.1 to our Annual  Report on Form 10-KSB
                  for the year ended December 31, 2004 ("2004 10-KSB")

4.2               CepTor Agreement,  dated March 31, 2004 ("CepTor  Agreement"),
                  by  and  among  William   Pursley,   Xechem  and  the  Company
                  (incorporated  herein  by  reference  to  Exhibit  4.1  to the
                  Company's  Current  Report on Form 8-K, dated December 9, 2004
                  ("2004 Form 8-K"))

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
                  (incorporated by reference to Exhibit 4.3 to the 2004 8-K)

4.5               Form of Unit Warrant (incorporated by reference to Exhibit 4.4 to the Company's  Registration Statement on Form SB-2 as filed with the SEC on February 11, 2005 ("Form SB-2"))

4.6               Form of  Amended  and  Restated  Convertible  Promissory  Note
                  (incorporated  herein by  reference to Exhibit 4.7 to the 2004
                  10-KSB)

4.7               Form  of  Subscription   Agreement   (incorporated  herein  by
                  reference to Exhibit 4.6 to Form SB-2)

4.8               Agreement  between the Company and Brown Advisory  Securities,
                  LLC, dated May 20, 2005  (incorporated  herein by reference to
                  Exhibit 4.1 to the  Company's  Registration  Statement on Form
                  SB-2 dated October 17, 2005 ("October 2005 SB-2"))

4.9               Common  Stock  Purchase  Agreement,  dated  October  7,  2005, between the Company and Fusion Capital (incorporated herein by reference to Exhibit  10.1 to our Current  Report on Form 8-K,
                  filed October 11, 2005 ("October 2005 8-K"))

4.10              Registration Rights Agreement,  dated October 7, 2005, between
                  the  Company  and  Fusion  Capital   (incorporated  herein  by
                  reference to Exhibit 4.2 to the October 2005 8-K)

4.11              Common Stock  Warrant with Fusion  Capital,  dated  October 7,
                  2005  (incorporated  by reference herein to Exhibit 4.1 to the
                  October 2005 8-K)

4.12              Secured Convertible Debenture,  dated December 9, 2005, issued by the  Company to  Cornell  Capital  (incorporated  herein by reference  to Exhibit 4.1 to our  Current  Report on Form 8-K,
                  filed December 15, 2005 ("December 2005 8-K"))

4.13              Warrant  issued to Cornell  Capital,  dated  December  9, 2005
                  (incorporated  herein  by  reference  to  Exhibit  4.2  to the
                  December 2005 8-K)

4.14              Form of Redemption  Warrant to Cornell  Capital  (incorporated herein by reference to Exhibit 4.3 to the December 2005 8-K)

4.15              $250,000 Convertible  Promissory Note, dated December 9, 2005, to Harbor Trust  (incorporated  herein by reference to Exhibit
                  4.4 to the December 2005 8-K)

4.16              $452,991.10  Amended  Promissory Note, dated December 9, 2005, to Harbor Trust  (incorporated  herein by reference to Exhibit
                  4.5 to the December 2005 8-K)

4.17              Secured Convertible Debenture, dated December 28, 2005, issued by the  Company to  Cornell  Capital  (incorporated  herein by reference  to  Exhibit  4.10  to  the  Company's  Registration
                  Statement on Form SB-2,  dated  December  29, 2005  ("December
                  2005 SB-2"))

4.18*             Non-Qualified  Option Certificate and Addendum thereto,  dated
                  March 3, 2006, to Little Gem Life Sciences Fund, LLC

4.19*             Non-Qualified  Option Certificate and Addendum thereto,  dated
                  March 3, 2006, to Peter Chung

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
                  Barton,  M.D.,  Ph.D.  (incorporated  herein by  reference  to
                  Exhibit 10.2 to Form SB-2)

10.3              Employment  Agreement,  dated March 31,  2004,  with Donald W.
                  Fallon  (incorporated  herein by  reference to Exhibit 10.3 to
                  Form SB-2)

10.4              Founders'  Plan  (incorporated  herein by reference to Exhibit
                  10.5 to the SB-2)

10.5              2004 Incentive Stock Plan (incorporated herein by reference to
                  Exhibit 10.6 to Form SB-2)

10.6              Deferred Stock Plan for Non-Employee  Directors under the 2004
                  Incentive  Stock Plan  (incorporated  herein by  reference  to
                  Exhibit 10.7 to the 2004 10-KSB)

10.7*             2006 Incentive Stock Plan

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

10.9              Exclusive  License  Agreement,  dated September 15, 2004, with
                  JCR  Pharmaceuticals  Company,  Ltd.  (incorporated  herein by reference to Exhibit 10.8 to Form SB-2)

10.10             Indemnification Agreement, dated October 6, 2005, with William
                  H. Pursley  (incorporated  herein by reference to Exhibit 10.9 to the October 2005 Form SB-2)

10.11             Indemnification  Agreement, dated October 6, 2005, with Norman
                  W. Barton, M.D.  (incorporated  herein by reference to Exhibit
                  10.10 to the October 2005 SB-2)

10.12             Indemnification  Agreement, dated October 6, 2005, with Donald
                  W. Fallon  (incorporated  herein by reference to Exhibit 10.11 to the October 2005 SB-2)

10.13             Indemnification Agreement, dated October 6, 2005, with Leonard
                  A. Mudry (incorporated herein by reference to Exhibit 10.12 to the October 2005 SB-2)

10.14             Securities Purchase Agreement, dated December 9, 2005, between the  Company  and  Cornell  Capital  (incorporated  herein  by reference to Exhibit 10.1 to the December 2005 8-K)

10.15             Side Letter,  dated December 9, 2005,  between the Company and
                  Cornell Capital  (incorporated  herein by reference to Exhibit
                  10.2 to the December 2005 8-K)

10.16             Investor  Registration  Rights  Agreement,  dated  December 9,
                  2005,  between the Company and Cornell  Capital  (incorporated herein by reference to Exhibit 10.3 to the December 2005 8-K)

10.17             Security  Agreement,  dated  December  9,  2005,  between  the
                  Company and Cornell Capital  (incorporated herein by reference to Exhibit 10.4 to the December 2005 8-K)

10.18             Rights Agreement, dated March 7, 2006, between the Company and
                  American Stock Transfer & Trust Company  (incorporated  herein by  reference  to  Exhibit  1 to  the  Company's  Registration
                  Statement on Form 8-A, dated March 8, 2006)

14                Code of Ethics (incorporated herein by reference to Exhibit 14 to the 2004 10-KSB)

23                Independent Registered Public Accounting Firm's Consent

24*               Power of Attorney (included on signature page)

31.1*             Section 302 Certification of Principal Executive Officer.

31.2*             Section 302 Certification of Principal Financial Officer.

32.1*             Section 906 Certification of Principal Executive Officer.

32.2*             Section 906 Certification of Principal Financial Officer.

-----------------
*filed herewith.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Our  principal  accountant  for  the  audit  of  our  annual  financial statements  for our fiscal years ended  December 31, 2004 and 2005, was Marcum &
Kliegman LLP. The following table shows the fees paid or accrued by us to Marcum
& Kliegman LLP during the periods indicated.

Type of Service                    Fiscal 2004              Fiscal 2005
---------------                    -----------              -----------
Audit Fees (1)                     $    40,000               $135,509
Audit-Related Fees (2)                  28,500                 64,941
Tax Fees (3)                                 -                      -
ALL OTHER FEES (4)                           -                      -
---------------                    -----------              -----------
   Total                           $    68,500               $200,450

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

         In accordance with the  Sarbanes-Oxley Act of 2002, the Audit Committee established policies and procedures under which all audit and non-audit services performed by our principal  accountants must be approved in advance by the Audit
Committee.  As  provided  in the  Sarbanes-Oxley  Act of  2002,  all  audit  and non-audit  services to be provided after May 6, 2003 must be pre-approved by the
Audit Committee in accordance with these policies and procedures.  Based in part on  consideration  of the non-audit  services  provided by Marcum & Kliegman LLP during our 2005 fiscal year, the Audit Committee  determined that such non-audit services were compatible with  maintaining the independence of Marcum & Kliegman
LLP.

                                   SIGNATURES

         In  accordance  with  Section  13 or 15(d)  of the  Exchange  Act,  the registrant  caused  this  report to be signed on its behalf by the  undersigned, thereunto duly authorized.

                                    CEPTOR CORPORATION

                                    By: /s/ William H. Pursley
                                       ------------------------------------
                                       Name: William H. Pursley
                                       Title: Chairman and Chief Executive Officer
                                       Date: April 17, 2006

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

Signature                        Title                                    Date
---------                        -----                                    ----

                                 Chairman, Chief Executive Officer
/s/ William H. Pursley           and Director (Principal Executive
--------------------------       Officer)                             April 17, 2006
William H. Pursley

                                 Chief Financial Officer, Senior
                                 Vice President, Finance and
                                 Administration and Secretary
/s/ Donald W. Fallon             (Principal Accounting and
--------------------------       Financial Officer)                   April 17, 2006
Donald W. Fallon

/s/ Leonard A. Mudry
--------------------------       Director                             April 17, 2006
Leonard A. Mudry

                                  EXHIBIT INDEX

Exhibit
Number            Description
-------           -----------

2.1               Certificate of Ownership and Merger of CepTor Corporation into
                  CepTor Research and Development Company  (incorporated  herein by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on January 31, 2005 ("January 2005 8-K"))

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

4.1               Form of  Common  Stock  Certificate  (incorporated  herein  by reference  to Exhibit 4.1 to our Annual  Report on Form 10-KSB
                  for the year ended December 31, 2004 ("2004 10-KSB")

4.2               CepTor Agreement,  dated March 31, 2004 ("CepTor  Agreement"),
                  by  and  among  William   Pursley,   Xechem  and  the  Company
                  (incorporated  herein  by  reference  to  Exhibit  4.1  to the
                  Company's  Current  Report on Form 8-K, dated December 9, 2004
                  ("2004 Form 8-K"))

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
                  (incorporated by reference to Exhibit 4.3 to the 2004 8-K)

4.5               Form of Unit Warrant (incorporated by reference to Exhibit 4.4 to the Company's  Registration Statement on Form SB-2 as filed with the SEC on February 11, 2005 ("Form SB-2"))

4.6               Form of  Amended  and  Restated  Convertible  Promissory  Note
                  (incorporated  herein by  reference to Exhibit 4.7 to the 2004
                  10-KSB)

4.7               Form  of  Subscription   Agreement   (incorporated  herein  by
                  reference to Exhibit 4.6 to Form SB-2)

4.8               Agreement  between the Company and Brown Advisory  Securities,
                  LLC, dated May 20, 2005  (incorporated  herein by reference to
                  Exhibit 4.1 to the  Company's  Registration  Statement on Form
                  SB-2 dated October 17, 2005 ("October 2005 SB-2"))

4.9               Common  Stock  Purchase  Agreement,  dated  October  7,  2005, between the Company and Fusion Capital (incorporated herein by reference to Exhibit  10.1 to our Current  Report on Form 8-K,
                  filed October 11, 2005 ("October 2005 8-K"))

4.10              Registration Rights Agreement,  dated October 7, 2005, between
                  the  Company  and  Fusion  Capital   (incorporated  herein  by
                  reference to Exhibit 4.2 to the October 2005 8-K)

4.11              Common Stock  Warrant with Fusion  Capital,  dated  October 7,
                  2005  (incorporated  by reference herein to Exhibit 4.1 to the
                  October 2005 8-K)

4.12              Secured Convertible Debenture,  dated December 9, 2005, issued by the  Company to  Cornell  Capital  (incorporated  herein by reference  to Exhibit 4.1 to our  Current  Report on Form 8-K,
                  filed December 15, 2005 ("December 2005 8-K"))

4.13              Warrant  issued to Cornell  Capital,  dated  December  9, 2005
                  (incorporated  herein  by  reference  to  Exhibit  4.2  to the
                  December 2005 8-K)

4.14              Form of Redemption  Warrant to Cornell  Capital  (incorporated herein by reference to Exhibit 4.3 to the December 2005 8-K)

4.15              $250,000 Convertible  Promissory Note, dated December 9, 2005, to Harbor Trust  (incorporated  herein by reference to Exhibit
                  4.4 to the December 2005 8-K)

4.16              $452,991.10  Amended  Promissory Note, dated December 9, 2005, to Harbor Trust  (incorporated  herein by reference to Exhibit
                  4.5 to the December 2005 8-K)

4.17              Secured Convertible Debenture, dated December 28, 2005, issued by the  Company to  Cornell  Capital  (incorporated  herein by reference  to  Exhibit  4.10  to  the  Company's  Registration
                  Statement on Form SB-2,  dated  December  29, 2005  ("December
                  2005 SB-2"))

4.18*             Non-Qualified  Option Certificate and Addendum thereto,  dated
                  March 3, 2006, to Little Gem Life Sciences Fund, LLC

4.19*             Non-Qualified  Option Certificate and Addendum thereto,  dated
                  March 3, 2006, to Peter Chung

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
                  Barton,  M.D.,  Ph.D.  (incorporated  herein by  reference  to
                  Exhibit 10.2 to Form SB-2)

10.3              Employment  Agreement,  dated March 31,  2004,  with Donald W.
                  Fallon  (incorporated  herein by  reference to Exhibit 10.3 to
                  Form SB-2)

10.4              Founders'  Plan  (incorporated  herein by reference to Exhibit
                  10.5 to the SB-2)

10.5              2004 Incentive Stock Plan (incorporated herein by reference to
                  Exhibit 10.6 to Form SB-2)

10.6              Deferred Stock Plan for Non-Employee  Directors under the 2004
                  Incentive  Stock Plan  (incorporated  herein by  reference  to
                  Exhibit 10.7 to the 2004 10-KSB)

10.7*             2006 Incentive Stock Plan

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

10.9              Exclusive  License  Agreement,  dated September 15, 2004, with
                  JCR  Pharmaceuticals  Company,  Ltd.  (incorporated  herein by reference to Exhibit 10.8 to Form SB-2)

10.10             Indemnification Agreement, dated October 6, 2005, with William
                  H. Pursley  (incorporated  herein by reference to Exhibit 10.9 to the October 2005 Form SB-2)

10.11             Indemnification  Agreement, dated October 6, 2005, with Norman
                  W. Barton, M.D.  (incorporated  herein by reference to Exhibit
                  10.10 to the October 2005 SB-2)

10.12             Indemnification  Agreement, dated October 6, 2005, with Donald
                  W. Fallon  (incorporated  herein by reference to Exhibit 10.11 to the October 2005 SB-2)

10.13             Indemnification Agreement, dated October 6, 2005, with Leonard
                  A. Mudry (incorporated herein by reference to Exhibit 10.12 to the October 2005 SB-2)

10.14             Securities Purchase Agreement, dated December 9, 2005, between the  Company  and  Cornell  Capital  (incorporated  herein  by reference to Exhibit 10.1 to the December 2005 8-K)

10.15             Side Letter,  dated December 9, 2005,  between the Company and
                  Cornell Capital  (incorporated  herein by reference to Exhibit
                  10.2 to the December 2005 8-K)

10.16             Investor  Registration  Rights  Agreement,  dated  December 9,
                  2005,  between the Company and Cornell  Capital  (incorporated herein by reference to Exhibit 10.3 to the December 2005 8-K)

10.17             Security  Agreement,  dated  December  9,  2005,  between  the
                  Company and Cornell Capital  (incorporated herein by reference to Exhibit 10.4 to the December 2005 8-K)

10.18             Rights Agreement, dated March 7, 2006, between the Company and
                  American Stock Transfer & Trust Company  (incorporated  herein by  reference  to  Exhibit  1 to  the  Company's  Registration
                  Statement on Form 8-A, dated March 8, 2006)

14                Code of Ethics (incorporated herein by reference to Exhibit 14 to the 2004 10-KSB)

23                Independent Registered Public Accounting Firm's Consent

24*               Power of Attorney (included on signature page)

31.1*             Section 302 Certification of Principal Executive Officer.

31.2*             Section 302 Certification of Principal Financial Officer.

32.1*             Section 906 Certification of Principal Executive Officer.

32.2*             Section 906 Certification of Principal Financial Officer.

-----------------
*filed herewith.