Form 10QSB
period 2006-03-31
CepTor CORP
filed 2006-05-22
CIK 1231472

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

                  For the quarterly period ended March 31, 2006

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from __________________ to __________________

                       Commission file number: 333-105793

                               CEPTOR CORPORATION
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                  Delaware                               11-2897392
-----------------------------------------        -------------------------------
      (State or Other Jurisdiction of                   (I.R.S. Employer
       Incorporation or Organization)                  Identification No.)

200 International Circle, Suite 5100
       Hunt Valley, Maryland                               21030
-----------------------------------------        -------------------------------
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

     As of May 16, 2006,  there were  14,414,241  shares of the issuer's  common equity outstanding.

     Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

Part I      FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)................................ 1

            Condensed Balance Sheets - March 31, 2006 and
            December 31, 2005

            Condensed Statements of Operations for the three
            months ended March 31, 2006 and 2005, and for the
            period from August 11, 1986 (date of inception) to
            March 31, 2006

            Condensed Statement of Changes in Stockholders'
            Deficiency for the three months ended March 31, 2006

            Condensed Statements of Cash Flows for the three
            months ended March 31, 2006 and 2005 and for the
            period from August 11, 1986 (date of inception) to
            March 31, 2006

            Notes to Condensed Financial Statements

   Item 2.  Management's Discussion and Analysis or Plan of Operation.......18

   Item 3.  Controls and Procedures.........................................20

Part II       OTHER INFORMATION

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....21

   Item 6.  Exhibits........................................................22

                                        i

                                                      PART I
                                               FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                                                CEPTOR CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY)
                                             CONDENSED BALANCE SHEETS

                                                                              March 31, 2006   December 31, 2005
                                                                                (Unaudited)
                                                                            -----------------  ------------------
ASSETS

Current Assets:
  Cash and cash equivalents                                                   $      22,759      $     434,277
  Prepaid expenses and other current assets                                         151,253            175,785
                                                                              -------------      -------------
    Total current assets                                                            174,012            610,062

Property and equipment, net                                                          50,664             55,431
Deferred financing costs                                                             95,707            106,033
Security deposit                                                                     18,511             18,511
                                                                              -------------      -------------

TOTAL ASSETS                                                                  $     338,894      $     790,037
                                                                              =============      =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
  Accounts payable                                                            $   5,053,936      $   4,268,469
  Accrued expenses                                                                  749,679            900,651
  Convertible notes, net of discounts $1,800,722 and $2,211,897,
    respectively                                                                    798,014            774,748

                                                                              -------------      -------------
    Total current liabilities                                                     6,601,629          5,943,868

Warrant liability                                                                 1,067,285          3,130,957
Conversion option liability                                                         205,658            779,718

                                                                              -------------      -------------
TOTAL LIABILITIES                                                                 7,874,572          9,854,543
                                                                              -------------      -------------

Commitments and contingencies

Stockholders' Deficiency:
  Preferred stock, $0.0001 par value; authorized 20,000,000 shares, issued and outstanding - 224.40 and 248.15  shares of Series A Convertible  Preferred
    Stock at March 31, 2006 and December 31, 2005,  respectively;  liquidation preference - $5,610,000 and $6,203,750,
    respectively                                                                  5,610,000          6,203,750
  Common stock, $0.0001; authorized 100,000,000 shares, issued and outstanding - 13,628,506 and 11,744,120 at March 31, 2006 and
    December 31, 2005, respectively                                                   1,363              1,174
  Deferred compensation                                                            (284,212)          (322,830)
  Additional paid-in capital                                                     24,724,259         22,969,495

  Deficit accumulated during the development stage                              (37,587,088)       (37,916,095)
                                                                              -------------      -------------
    Total stockholders' deficiency                                               (7,535,678)        (9,064,506)
                                                                              -------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
    DEFICIENCY                                                                $     338,894      $     790,037
                                                                              =============      =============

(See Notes to Unaudited Condensed Financial Statements)

                                                  CEPTOR CORPORATION
                                            (A DEVELOPMENT STAGE COMPANY)
                                          CONDENSED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)

                                                                                                            Cumulative
                                                                                                         August 11, 1986
                                                                         Three Months Ended                 (Date of
                                                                               March 31,                  Inception) to
                                                                  --------------------------------          March 31,
                                                                       2006               2005                2006
                                                                  ------------        ------------        ------------
REVENUES:
   Other income                                                   $          -        $          -        $     75,349

EXPENSES:
   Research and development                                            571,725             659,033          13,173,230
   In-process research and development                                       -                   -           5,034,309
   General and administrative                                        1,259,514           1,411,225          11,376,859
   Gain on extinguishment of debt                                            -                   -            (311,281)
   Change in fair value of derivative financial instruments         (2,637,732)                  -          (3,587,713)
   Interest expense                                                    477,486             244,578           2,840,321
   Interest income                                                           -             (18,730)            (52,318)
                                                                  ------------        ------------        ------------
   Total                                                              (329,007)          2,296,106          28,473,407
                                                                  ------------        ------------        ------------

NET INCOME (LOSS)                                                      329,007          (2,296,106)        (28,398,058)

   Deemed preferred stock dividends                                          -          (9,164,500)        (10,100,616)
                                                                  ------------        ------------        ------------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                $    329,007        $(11,460,606)       $(38,498,674)
                                                                  ============        ============        ============

EARNINGS (LOSS) PER SHARE:
   Basic                                                          $       0.03        $      (1.06)
   Diluted                                                                0.02               (1.06)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                            12,704,092          10,815,705
   Diluted                                                          24,449,024          10,815,705

(See Notes to Unaudited Condensed Financial Statements)

                                                                     CEPTOR CORPORATION
                                                               (A DEVELOPMENT STAGE COMPANY)
                                                 CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                                                        (UNAUDITED)

                                                       Preferred Stock          Common Stock        Deferred
                                                  -----------------------   --------------------     Compen-
                                                   Shares         Amount      Shares     Amount      sation
                                                  ----------   ----------   ----------  --------   -----------
BALANCE, JANUARY 1, 2006                              248.15   $6,203,750   11,744,120    $1,174    $(322,830)
Common stock issued January 2006 upon
   conversion of preferred shares ($2.50)             (10.00)    (250,000)     100,000        10
Common stock issued January 2006 upon
   conversion of replacement notes ($0.375)                                    855,267        85
Common stock issued February 2006 upon
   conversion of preferred shares ($2.50)              (7.00)    (175,000)      70,000         7
Common stock issued February 2006 upon
   conversion of 2005 Convertible Debentures
   ($0.5795)                                                                    86,281         9
Common stock issued March 2006 upon conversion
   of preferred shares ($2.50)                         (6.75)    (168,750)      67,500         7
Common stock issued March 2006 upon exercise
   of options ($0.359)                                                         557,102        56
Expenses incurred pursuant to entering into
   Stock Purchase Agreement
Common stock issued March 2006 upon conversion
   of 2005 Convertible Debentures ($3.3373)                                    148,236        15
Stock option-based compensation for
   consulting services rendered                                                                      (464,466)
Adjustment pursuant to SFAS 123R of stock
   option based compensation to employees                                                            (114,193)
Amortization of deferred compensation                                                                 617,277
Net income

                                                  ----------   ----------   ----------  --------   -----------
BALANCE, MARCH 31, 2006                               224.40   $5,610,000   13,628,506  $  1,363   $ (284,212)
                                                  ==========   ==========   ==========  ========   ===========

(See Notes to Unaudited Condensed Financial Statements)

                                                                     CEPTOR CORPORATION
                                                               (A DEVELOPMENT STAGE COMPANY)
                                                 CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                                                        (UNAUDITED)

                                                                   Deficit
                                                                 Accumulated
                                                     Additional    During the      Total
                                                      Paid-in     Development   Stockholders'
                                                      Capital        Stage        Deficiency
                                                    ------------ -------------  -------------
BALANCE, JANUARY 1, 2006                            $22,969,495  $(37,916,095)  $ (9,064,506)
Common stock issued January 2006 upon
   conversion of preferred shares ($2.50)               249,990                            -
Common stock issued January 2006 upon
   conversion of replacement notes ($0.375)             320,640                      320,725
Common stock issued February 2006 upon
   conversion of preferred shares ($2.50)               174,993                            -
Common stock issued February 2006 upon
   conversion of 2005 Convertible Debentures
   ($0.5795)                                             49,991                       50,000
Common stock issued March 2006 upon conversion
   of preferred shares ($2.50)                          168,743                            -
Common stock issued March 2006 upon exercise
   of options ($0.359)                                  199,944                      200,000
Expenses incurred pursuant to entering into
   Stock Purchase Agreement                             (38,181)                     (38,181)
Common stock issued March 2006 upon conversion
   of 2005 Convertible Debentures ($3.3373)              49,985                       50,000
Stock option-based compensation for
   consulting services rendered                         464,466                            -
Adjustment pursuant to SFAS 123R of stock
   option based compensation to employees               114,193                            -
Amortization of deferred compensation                                                617,277
Net income                                                            329,007        329,007

                                                    ------------ -------------  -------------
BALANCE, MARCH 31, 2006                             $24,724,259  $(37,587,088) $  (7,535,678)
                                                    ============ =============  =============

(See Notes to Unaudited Condensed Financial Statements)

                                                                             3A

                                                  CEPTOR CORPORATION
                                            (A DEVELOPMENT STAGE COMPANY)
                                          CONDENSED STATEMENT OF CASH FLOWS
                                                     (UNAUDITED)

                                                                                                     Cumulative
                                                                                                   August 11, 1986
                                                              For the Three Months Ended         (Date of Inception)
                                                                       March 31,                         to
                                                         ----------------------------------            March 31,
                                                             2006                 2005                   2006
                                                         -------------        -------------        -------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income (loss)                                        $     329,007        $  (2,296,106)       $ (28,398,058)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
   Depreciation and amortization                                 4,767                4,097               36,257
   Write-off of in-process research and development                  -                    -            5,034,309
   Charge for stock option issued pursuant to
     spinoff agreement                                               -                    -            2,082,500
   Stock-based compensation to employees and
     directors                                                  37,686               67,595              154,462
   Stock-based compensation to nonemployees                    579,591              799,175            4,802,822
   Stock-based component of payment of legal fees                    -                    -               70,000
   Stock-based component of litigation settlement                    -                    -              422,000
   Gain on extinguishment of debt                                    -                    -             (311,281)
   Change in fair value of derivative financial
     instruments                                            (2,637,732)                   -           (3,587,713)
   Non-cash interest expense                                   419,876              222,344            2,640,071
   Changes in assets and liabilities:
     Prepaid expenses and other current assets                  24,532              (44,845)            (151,253)
     Other assets                                                    -                    -              (18,511)
     Accounts payable and accrued expenses                     668,936              522,602            5,878,506
                                                         -------------        -------------        -------------
     Net cash used in operating activities                    (573,337)            (725,138)         (11,345,889)
                                                         -------------        -------------        -------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment                                  -               (9,049)             (86,921)
                                                         -------------        -------------        -------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuances of common stock                        200,000                6,250            1,499,516
Collections of subscriptions receivable                              -                  226                  303
Net proceeds from issuances of preferred stock                       -            7,719,662           10,448,629
Acquisition of treasury stock under put right                        -             (916,450)          (1,279,125)
Acquisition of treasury stock under purchase
   agreement                                                         -                    -           (2,309,250)
Distribution to shareholders                                         -                    -               (4,260)
Capital contributed by Xechem International, Inc.                    -                    -              350,310
Proceeds from issuance of bridge loans                               -                    -            3,625,000
Expense of issuance of long term debt                          (38,181)                   -             (525,554)
Principal payments on bridge loans                                   -                    -             (350,000)
                                                         -------------        -------------        -------------
     Net cash provided by financing activities                 161,819            6,809,688           11,455,569
                                                         -------------        -------------        -------------

Net increase (decrease) in cash and cash
   equivalents                                                (411,518)           6,075,501               22,759

CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD           434,277            1,331,513                    -
                                                         -------------        -------------        -------------
CASH AND CASH EQUIVALENTS AT THE END OF PERIOD           $      22,759        $   7,407,014        $      22,759
                                                         =============        =============        =============

(See Notes to Unaudited Condensed Financial Statements)

                                               CEPTOR CORPORATION
                                         (A DEVELOPMENT STAGE COMPANY)
                                       CONDENSED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                                              Cumulative
                                                                                             August 11, 1986
                                                        For the Three Months Ended         (Date of Inception)
                                                                  March 31,                       to
                                                  -------------------------------------         March 31,
                                                         2006                 2005                2006
                                                  ----------------     ----------------     ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Deemed dividend of the beneficial
     conversion feature of units sold in
     private placement                             $           -        $   9,164,500       $  10,100,616
   Issuance of 2,872,500 shares of common
     stock upon conversion of preferred shares           593,750            1,100,000           7,181,250
   Issuance of 100,000 shares of common stock
     pursuant to stock plan                                    -                    -             270,000
   Issuance of 7,500 shares of common stock
     as compensation for past services                         -                    -              46,875
   Issuance of 25,000 shares of common stock
     as compensation for financial planning                    -                    -              75,000
   Issuance of 23,000 shares of common stock
     in payment of accrued legal fees                          -               70,000              70,000
   Capital contribution for repurchase of
     common stock pursuant to Stock Purchase
     Agreement                                                 -                    -             424,818
   Issuance of 1,340,267 shares of common
     stock upon conversion of convertible note           320,725                    -             502,600
   Issuance of 234,517 shares of common stock
     upon conversion of convertible debenture            100,000                    -             100,000
   Issuance of 36,000 shares of common stock
     as debt issuance costs                                    -                    -              90,000
   Issuance of 451,597 shares of common stock
     to bridge loan investors and placement
     agent                                                     -                    -             550,000
   Issuance of 167,610 shares up on
     conversion of convertible notes                           -                    -             209,512
   Issuance of convertible notes in exchange
     for bridge loans and long-term debt plus
     accrued interest                                          -                    -           1,111,240

(See Notes to Unaudited Condensed Financial Statements)

NOTE 1 - BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying  unaudited Condensed Financial Statements of CepTor Corporation
have been prepared in accordance with accounting  principles  generally accepted in the United States for interim  financial  information and the instructions to
Form 10-QSB. Accordingly,  they do not include all the information and footnotes required by accounting  principles  generally  accepted in the United States for complete  financial  statements.  In the opinion of management  all  adjustments
(which include only normal  recurring  adjustments)  necessary to present fairly the financial  position,  results of  operations  and cash flows for all periods presented have been made. The results of operations for the  three-months  ended
March 31, 2006 are not necessarily  indicative of the operating results that may be expected for the entire year ending December 31, 2006.

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

NOTE 3 - LIQUIDITY AND FINANCIAL CONDITION

During the three  months ended March 31, 2006,  the Company  exhausted  its cash resources  and has not been able to remain  current  with respect to the payment terms of its operating  obligations.  In addition,  the Company has  substantial convertible  debt  obligations  with terms that require  payment during the next nine months.  During the three months ended March 31, 2006, the Company received proceeds from  exercises of stock  options of $200,000.  Subsequent to March 31,
2006,  the Company  entered into  negotiations  for  additional  funding and has received  advance  funding  of  $756,000  as of May  16,  2006,  in the  form of unsecured  loans (see Note 11). On May 3, 2006, the Company  entered into a term sheet in connection with a private offering of one year 6% convertible  notes in an aggregate  principal  amount of up to $6,000,000.  In addition,  on April 28,
2006, the Company  entered into a letter  agreement with  Oppenheimer & Co. Inc.
and has retained the firm as its  strategic  advisor to assist in the  Company's effort to explore various  strategic  alternatives to enhance  shareholder value
(see Note 11).

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

Primarily  as the  result  of  recording  a  change  in the  fair  value  of its
derivative   financial   instruments  of  $2,637,732,   offset  by   stock-based
compensation  expense  of  $617,277  and  non-cash  interest  expense  from  the amortization of the beneficial  conversion  feature in certain  convertible debt instruments  of $419,876,  the Company  recorded net income for the three months ended  March  31,  2006 of  $329,007.  The  Company  used net cash  flows in its operating  activities of $573,337  during the three months ended March 31, 2006.
The  Company's  working  capital  deficiency  amounted  to  $6,427,617  and  its development stage accumulated deficit amounted to $37,587,088 at March 31, 2006.
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

If the Company is able to secure suitable  financing to continue the development of its  technologies,  it may incur  significant  expenditures  during  the next twelve months as it initiates  human clinical trials for Myodur and for the cost to manufacture the Company's  Myodur product for use in additional  clinical and other testing. For the foreseeable future, the Company's primary efforts will be on moving its lead product, Myodur, into phase I/II clinical trials for Duchenne muscular  dystrophy.  The Company  presently  expects to initiate human clinical trials for Myodur before the end of 2006.

The  Company  does  not  have,  and  does  not  intend  to  establish,  its  own manufacturing  facilities to produce its product  candidates in the  foreseeable future. The Company has outsourced the manufacturing of its proposed products to contract manufacturers. During April 2005, the Company entered into an exclusive manufacture  and supply  agreement  with Bachem AG ("Bachem")  whereby Bachem is entitled to receive  royalty  payments in the amount of the lesser of 5% of "net sales" (as defined in the agreement) or $10 million,  $15 million or $25 million in the  first,  second  and  third  (and  thereafter)  years  of the  agreement, respectively.  As of March  31,  2006,  the  Company  had  sufficient  materials required for the Company's  initial human clinical  trials.  As resources allow, the Company may also fund other working capital needs.

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

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The Company is a  development  stage  enterprise.  Accordingly,  the Company has included its  cumulative  statements of operations and cash flows for the period of August 11,  1986 (date of  inception)  to March 31, 2006 in  accordance  with
Statement of Financial  Accounting  Standards  ("SFAS")  No. 7  "Accounting  and
Reporting by Development Stage Enterprises."

The  Company's  net loss  available  to common  shareholders  as reported in its statement of operations for the period of August 11, 1986 (date of inception) to
March 31,  2006 is  $38,498,674  whereas  the  deficit  accumulated  during  its development  stage  as  reported  on its  balance  sheet at  March  31,  2006 is
$37,587,088.  The  difference is a result of the  acquisition  of the Company by
Xechem and the  restatement of its assets and  liabilities to fair value,  which resulted  in the  Company's  accumulated  deficit,  net of  distributions,  from inception through December 31, 2003 (the date of merger for financial  reporting purposes) being  reclassified  to additional  paid-in  capital,  net of a deemed dividend to the preferred shareholders.

ACCOUNTING FOR STOCK BASED COMPENSATION
Effective  January 1, 2006,  the Company  adopted  SFAS No.  123R,  "Share Based
Payment," using the  modified-prospective-transition  method,  as a result,  the
Company's  net income for the three months ended March 31, 2006 is lower than if it continued to account for share-based  compensation under APB No. 25. SFAS No.
123R is a revision of SFAS No. 123, and  supersedes  APB Opinion No. 25, and its
related  implementation   guidance.   SFAS  No.  123R  addresses  all  forms  of
share-based payment awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS
No.  123R,  stock-based  awards  result in a cost that will be  measured at fair value on the award's grant date,  based on the  estimated  number of awards that are expected to vest that will result in a charge to  operations.  Upon adoption
of  SFAS  123R,  the  Company   recorded   $114,194  as  deferred   compensation
representing  the  remaining  unamortized  balance  of the  fair  value of stock options at date of grant, granted to employees prior to January 1, 2006. For the three months ended March 31, 2006, the Company amortized $37,686 of the deferred compensation.  The  remaining  unamortized  balance  at March  31,  2006 will be amortized over the next 24 to 30 months.

The Company did not grant any share-based payment awards to employees during the three months ended March 31, 2006.

Prior to January 1, 2006, The Company accounted for employee stock  transactions
in  accordance  with   Accounting   Principle  Board  ("APB")  Opinion  No.  25.
"Accounting  for Stock  Issued to  Employees."  The  Company had adopted the pro forma  disclosure  requirements  of SFAS No. 123,  "Accounting  for  Stock-Based
Compensation."

Prior to the Company's adoption of SFAS No. 123R, SFAS No. 123 required that the
Company provide  pro-forma  information  regarding net earnings and net earnings per  share  as if the  Company's  stock-based  awards  had  been  determined  in accordance  with the fair value  method  prescribed  therein.  The  Company  had previously  adopted  the  disclosure  portion  of SFAS No. 148  "Accounting  for
Stock-based  Compensation - Transition and Disclosure," requiring quarterly SFAS
No. 123  pro-forma  disclosures.  The  pro-forma  charge for  compensation  cost related to stock-based  awards granted was recognized  over the service  period.
For stock options,  the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.)

The following table  summarizes the pro forma  operating  results of the Company had  compensation  expense for stock  options  granted to  employees  during the period  presented been determined in accordance with the fair market value based method and had been applied to all awards during that period.

                                                                    For the Three Months
                                                                           Ended
                                                                          March 31,
                                                                            2005
                                                                   -----------------------

Net loss available to common stockholders                             $ (11,460,606)
Adjust:  Stock-based employee compensation
         determined under the fair value method                             (11,143)

                                                                   -----------------------
         Pro forma net loss                                           $ (11,471,749)
                                                                   =======================

Net loss per share available to common stockholders, basic and diluted:
         As reported                                                  $       (1.06)
         Pro forma                                                            (1.06)

The pro forma  amounts that are  disclosed  reflect the portion of the estimated fair value of awards that were earned for the three months ended March 31, 2005.

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

The fair value of all options  granted was  estimated at the date of grant using the  Black-Scholes  option valuation model. The  Black-Scholes  option valuation model was developed for use in estimating  the fair value of traded options that have no vesting  restrictions and are fully transferable.  Because the Company's stock options have characteristics  significantly different from those of traded options,  and because changes in the subjective input assumptions can materially affect the fair value estimate,  the Company believes the existing models do not necessarily  provide a reliable single measure of the fair value estimate of its stock options.  In  calculating  the fair values of the stock options during the three months ended March 31, 2006, the following assumptions were used:

Dividend yield                                       - %
Weighted average expected life                       3.8 to 5 years
Weighted average risk-free interest rate             4.72%
Expected volatility                                  130%

ACCOUNTING FOR WARRANTS AND FREESTANDING DERIVATIVE FINANCIAL INSTRUMENTS
The Company  accounts  for the issuance of common  stock  purchase  warrants and other  freestanding  derivative  financial  instruments  in accordance  with the provisions  of  EITF  Issue  No.  00-19  "Accounting  for  Derivative  Financial
Instruments  Indexed to, and  Potentially  Settled  in, a Company's  Own Stock."
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

The following table sets forth the computation of basic and diluted earnings per share:

                                                                          Three Months Ended
                                                                               March 31,
                                                                        2006                2005
                                                                   -------------    -------------
Numerator:
        Net income (loss)                                          $     329,007    $  (2,296,106)
        Deemed preferred stock dividends                                       -       (9,164,500)
    Numerator for basic earnings per share - net income (loss)     -------------    -------------
        available to common stockholders, as reported                    329,007      (11,460,606)
        Effect of dilutive securities:
          Interest on convertible debt                                    55,684

    Numerator for basic earnings per share - net income (loss)     -------------    -------------
        available to common stockholders, as adjusted              $     384,691    $ (11,460,606)
                                                                   =============    =============

Denominator:
    Denominator for basic earnings per share - weighted
        average shares                                                12,704,092       10,815,705
        Effect of dilutive securities:
          Stock options and warrants                                     698,247
          Assumed conversion of Series A Preferred Stock               2,244,000
          Assumed conversion of debt                                   8,802,685
                                                                   -------------    -------------
        Dilutive potential common shares                              11,744,932                -
                                                                   -------------    -------------
    Denominator for diluted earnings per share - adjusted
        weighted average shares and assumed conversions               24,449,024       10,815,705
                                                                   =============    =============
Net income (loss) per share available to common stockholders:
    Basic                                                          $        0.03    $      (1.06)
    Diluted                                                                 0.02           (1.06)

The  computation  of loss per share for the three  months  ended  March 31, 2005 excludes  potentially  dilutive  securities  because  their  inclusion  would be anti-dilutive.

Shares of common stock  issuable upon the  conversion or exercise of potentially dilutive securities not included in the above calculation, are as follows:

                                                                March 31,
                                                           ----------------------
                                                              2006        2005
                                                           ---------  ----------
           Series A Preferred Stock                                -   4,676,500
           Warrants                                        5,406,812   4,239,900
           Options                                           875,999     607,695
           Convertible Notes                                       -     743,517
                                                           ---------  ----------
           Total                                           6,282,811  10,267,612
                                                           =========  ==========

CONVERTIBLE NOTES AND CONVERTIBLE PREFERRED STOCK
The Company accounts for conversion  options  embedded in convertible  notes and convertible  preferred  stock in accordance  with SFAS No. 133  "Accounting  for
Derivative  Instruments  and  Hedging  Activities"  ("SFAS  133") and EITF 00-19
"Accounting  for Derivative  Financial  Instruments  Indexed to, and Potentially
Settled in, a Company's Own Stock" ("EITF 00-19").  SFAS 133 generally  requires
Companies to bifurcate  conversion  options  embedded in  convertible  notes and preferred  shares  from their host  instruments  and to account for them as free standing  derivative  financial  instruments in accordance with EITF 00-19. SFAS
133  provides  for  an  exception  to  this  rule  when  convertible  notes  and mandatorily  redeemable preferred shares, as host instruments,  are deemed to be conventional as that term is described in the  implementation  guidance provided in paragraph 61 (k) of Appendix A to SFAS 133 and further clarified in EITF 05-2
"The Meaning of 'Conventional Convertible Debt Instrument' in Issue No. 00-19."

SFAS 133  provides  for an  additional  exception to this rule when the economic characteristics and risks of the embedded derivative  instrument are clearly and
closely  related  to  the  economic   characteristics  and  risks  of  the  host
instrument.

The Company accounts for convertible  notes (deemed  conventional) in accordance with the provisions of EITF 98-5  "Accounting  for  Convertible  Securities with
Beneficial  Conversion  Features," ("EITF 98-5"), and EITF 00-27 "Application of
EITF 98-5 to Certain Convertible Instruments." Accordingly, the Company records, as a discount to  convertible  notes,  the  intrinsic  value of such  conversion options  based upon the  differences  between  the fair value of the  underlying common stock at the commitment  date of the note  transaction  and the effective conversion  price embedded in the note. Debt discounts under these  arrangements are  amortized  over the term of the  related  debt to  their  earliest  date of redemption.

The Company issued  $2,000,000 in principal of convertible notes ("December 2005
Convertible  Debentures") with an embedded  conversion option accounted for as a free standing  derivative  financial  instrument in accordance with SFAS 133 and
EITF 00-19.  The Company also determined that the conversion  option embedded in its Series A Preferred  stock is not a  free-standing  derivative  in accordance with the  implementation  guidance provided in paragraph 61 (l) of Appendix A to
SFAS 133.

WARRANT LIABILITY
The terms of the Company's  December  2005  Convertible  Debenture  (see Note 7)
provide  for a  conversion  price in  certain  situations  based  on a  floating conversion price which results in an  indeterminable  number of shares of common stock potentially issued upon conversion.  Under accounting guidance provided by
EITF 00-19  "Accounting  For Derivative  Instruments  Indexed To And Potentially
Settled In A Company's Own Stock," as of December 9, 2005, the Company  recorded a liability of $3,350,697  representing  warrants to purchase  approximately 5.5 million  shares of common  stock  which had been  granted to  non-employees  for services rendered.

The accounting  guidance instructs that the warrants are a derivative  liability and are  marked to market for each  reporting  period.  During the three  months ended  March 31,  2006,  the Company  recognized  a gain of  $2,063,672  for the decrease in fair value of the derivative financial instruments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2006, the Financial  Accounting Standards Board ("FASB") issued SFAS
No. 155,  which is an  amendment  of SFAS No. 133 and 140.  This  Statement;  a)
permits  fair value  re-measurement  for any hybrid  financial  instrument  that contains an embedded  derivative  that otherwise would require  bifurcation,  b)
clarifies which interest-only strip and principal-only  strip are not subject to the requirements of SFAS 133, c) establishes a requirement to evaluate interests in securitized  financial  assets to identify  interests  that are  freestanding derivatives or that are hybrid  financial  instruments  that contain an embedded derivative  requiring  bifurcation,  d) clarifies that  concentrations of credit risk in the form of subordination are not embedded  derivatives,  e) amends SFAS
140 to eliminate the  prohibition  on a qualifying  special-purpose  entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This Statement is effective for financial  statements for fiscal years  beginning  after September 15, 2006.
Earlier  adoption of this  Statement  is  permitted  as of the  beginning  of an entity's  fiscal  year,  provided  the entity  has not yet issued any  financial statements  for that fiscal year.  The Company is evaluating  if this  Statement will have an impact on the financial statements of the Company.

In March 2006,  the FASB issued SFAS No. 156,  which amends FASB  Statement  No.
140. This  Statement  establishes,  among other things,  the  accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends SFAS 140 to require that all separately  recognized  servicing assets and servicing liabilities be initially measured at fair value, if practicable.  This
Statement  permits,  but  does  not  require,  the  subsequent   measurement  of
separately  recognized servicing assets and servicing liabilities at fair value.
An entity that uses  derivative  instruments  to mitigate the risks  inherent in servicing  assets and  servicing  liabilities  is  required to account for those derivative instruments at fair value. Under this Statement,  an entity can elect subsequent  fair value  measurement  to account  for its  separately  recognized servicing assets and servicing  liabilities.  By electing that option, an entity may simplify its  accounting  because this Statement  permits  income  statement recognition of the potential offsetting changes in fair value of those servicing assets  and  servicing  liabilities  and  derivative  instruments  in  the  same accounting  period.  This  Statement is effective for financial  statements  for fiscal  years  beginning  after  September  15, 2006.  Earlier  adoption of this
Statement is permitted as of the beginning of an entity's fiscal year,  provided the entity has not yet issued any financial statements for that fiscal year. The
Company  believes  this  Statement  will not  have an  impact  on the  financial statements of the Company once adopted.

NOTE 5 - PREPAID EXPENSES

Prepaid expenses primarily consists of unamortized premiums paid to carriers for insurance policies, and an advance payment required under a clinical development contract.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses at March 31, 2006 are as follows:

           Clinical development expenses                        $    217,550
           Financial investor relations fees                         188,278
           Professional advisory fees                                136,774
           Interest on convertible notes                             110,210
           Compensation                                               65,164
           Research expenses, miscellaneous                           31,703
                                                                ------------
           Total                                                $    749,679
                                                                ============

In  connection  with the sale of Units in a private  placement,  pursuant to the placement agent agreement, the Company had agreed to spend up to 3% of the gross proceeds from its private placement on financial investor relations  activities, all of which was accrued and charged to  additional  paid-in  capital  upon each closing of the private placement.

NOTE 7 - CONVERTIBLE NOTES

DECEMBER 2004 CONVERTIBLE NOTES
Pursuant to the terms of the Spinoff Agreement and actions taken thereafter, the
Company entered into a selling  agreement dated April 23, 2004 providing for the private  placement of $1,100,000 of 8%  convertible  notes due on the earlier of
October 22, 2004 or the date of closing on the next  financing of  $1,000,000 or more by the Company (the "Bridge Loans"). The Bridge Loan offering was completed in May 2004.

The Company was not able to repay the Bridge Loans on October 22, 2004. Pursuant to the terms of an offer dated  October 22, 2004 as amended on November 15, 2004 that was made to the holders of the Bridge Loans and certain  other  convertible notes, the Company issued  $1,111,240 of convertible  notes due December 8, 2005 in exchange for Bridge Loans in the  principal  amount of $750,000  plus accrued interest of $36,696 and certain other  convertible notes in the principal amount of $275,000 plus accrued  interest of $49,544 (the  "December  2004  Convertible
Notes"). In addition,  the Company redeemed Bridge Loans in the principal amount of $350,000 plus accrued interest of $16,772.

The  December  2004  Convertible  Notes  were  convertible  into  shares  of the
Company's  common stock at $1.25 per share in amounts  equal to the  outstanding principal under the notes  cancelled,  plus accrued  interest at 10% through the date of  conversion.  Since the fair value of the Company's  common stock on the date of exchange was $2.50 per share, the Company recorded an original  issuance discount  limited to the  principal  balance of the  December  2004  Convertible
Notes,  which  represents  the  intrinsic  value of this  beneficial  conversion feature. The intrinsic value of the beneficial  conversion feature was amortized as interest expense over the term of the December 2004 Convertible Notes through
December 8, 2005.

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

The Company  evaluated  its issuance of the Amended  December  2004  Convertible
Notes to  determine  whether the  increase in interest  rate,  extension  of the maturity date, and reduction in the conversion price resulted in the issuance of a substantially  different debt  instrument.  The Company  determined that after giving  effect to the  changes  in these  features,  including  the  substantial increase  in the  intrinsic  value of the  beneficial  conversion  feature  that resulted from reducing the conversion  price, that it had issued a substantially different debt instrument that resulted in a constructive  extinguishment of the original debt instrument.

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
During the three months ended March 31, 2006, the Company amortized  $209,331 of the intrinsic  value of the beneficial  conversion  feature which is included in interest expense in the accompanying statement of operations.

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

An investor holding $452,991 in principal of the Company's Amended December 2004
Convertible  Notes  elected  to  participate  in  the  Company's  December  2005
Convertible  Note  offering.  The  Company,  in  exchange  for  such  investor's participation,  agreed to reduce the  conversion  price of the Amended  December
2004  Convertible  Notes  from  $0.75 to $0.375  per  share,  subject to certain limitations  on  conversion,  including  where  the  resulting  number of shares converted,  on a cumulative  basis,  would exceed  19.99% of the total number of shares of common stock  outstanding.  The Company evaluated the reduction of the conversion  price and determined that $573,789 for the fair value of the 603,988 additional  shares  issuable  upon  conversion  of  the  Amended  December  2004
Convertible Notes represents a direct cost of the investors participation in the
December 2005 Convertible Note offering.  Accordingly,  the Company recorded the additional  fair value as a debt  discount  associated  with the issuance of the
December 2005 Convertible  Notes.  During the three months ended March 31, 2006, the Company amortized $61,644 of the debt discount which is included in interest expense in the accompanying statement of operations.

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

The  investor  has the  right to  convert a  portion  or all of the  outstanding principal  and interest  under the December  2005  Convertible  Debentures  into shares of common  stock at a  conversion  price per share equal to the lesser of
(i) the  fixed  Price or (ii) the  floating  price,  subject  to  adjustment  as provided in the December 2005 Convertible  Debentures;  provided,  that any such conversion  based on the Floating Price will generally be limited to $150,000 of principal  outstanding  under the December  2005  Convertible  Debentures in any thirty day period;  and further provided,  that the investor may not convert the
December  2005  Convertible  Debentures  into  shares  of  common  stock if such conversion would result in the investor beneficially owning in excess of 4.9% of the then issued and  outstanding  shares of common  stock.  Upon 65 days notice, this limitation may be waived by the investor.  The conversion  price and number of shares  of  common  stock  issuable  upon  conversion  of the  December  2005
Convertible  Debentures is subject to certain  exceptions  and adjustment in the event the Company  offers or sells an option to acquire  common stock at a price per share less than the conversion  price and for stock splits and  combinations and other dilutive events.  The Company  accounted for this embedded  conversion option as a free standing  derivative  financial  instrument in accordance  with
SFAS 133 and EITF  00-19.  The  Company  recorded a  liability  of  $789,958  on
December  9,  2005  and has  credited  $574,060  to  changes  in fair  value  of derivative  financial  instruments in the accompanying  statements of operations for the change in fair value as of March 31,  2006,  the  reporting  date of the
Company's balance sheet.

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

Pursuant to the securities purchase agreement,  on December 9, 2005, the Company issued to the  investor  (i) a warrant to  purchase  up to  1,000,000  shares of common stock,  at an exercise price per share of $1.023 (110% of the closing bid price of the common stock on December 8, 2005) and (ii) 268,817 shares of common stock and,  (iii) on each of December 9, 2005 and December 28, 2005, the Company made cash payments to an affiliate of the investor in the amounts of $80,000 for expenses  incurred in connection with the  transaction.  The Company  recorded a warrant  liability  in  connection  with the  issuance of this  warrant,  on its balance  sheet of  $720,000  on  December 9, 2005 based on the fair value of the warrant as determined by a Black-Scholes  calculation and has credited  $550,000 to changes in fair value of derivative financial instruments in the accompanying statement  of  operations  for the change in the fair value of the warrant as of
March 31, 2006, the reporting date of the Company's balance sheet.

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

The Company has granted a security interest in all of its assets to the investor to secure its obligations under the December 2005 Convertible Debentures.

NOTE 8 - EQUITY TRANSACTIONS

During the three months ended March 31, 2006,  the Company  issued the following securities.

COMMON STOCK ISSUED UPON CONVERSION OF SERIES A PREFERRED STOCK
During the three months ended March 31, 2006,  the Company issued 237,500 shares of common stock upon conversion of 23.75 shares of Series A Preferred Stock.

OPTIONS GRANTED PURSUANT TO 2004 INCENTIVE STOCK PLAN
In March 2006, the Company issued fully-vested, five-year options to purchase an aggregate of 1,114,206  shares of its common stock at $0.359 per share  pursuant to the 2004  Incentive  Stock Plan,  to two financial  consultants  for services previously  provided,  of which  options  were  exercised  as to an aggregate of
557,102  shares of common  stock for  proceeds to the Company of  $200,000.  The
Company recorded a charge to operations of $347,678 representing the fair value, as determined by a Black-Scholes option pricing model, on the date of grant.

In March 2006, the Company issued a fully-vested option to purchase an aggregate of 400,000  shares of its common stock at $0.359 per share  pursuant to the 2004
Incentive  Stock Plan, to its investor  relations firm as replacement of options previously  forfeited  to allow the  Company to restore  the options to its 2004
Incentive Stock Plan. These options contain the same expiration date of December
15, 2009 as the original options. This transaction resulted in a $231,913 charge to operations, comprising a $115,125 charge to amortize the remaining balance of the  deferred  compensation  expense of the  forfeited  options  and a charge of
$116,788 representing the fair value of the new options on the date of grant.

CONVERSION OF AMENDED DECEMBER 2004 CONVERTIBLE NOTE INTO COMMON STOCK
In January 2006, the holder of the Company's  Amended  December 2004 Convertible
Note elected to convert the remaining principal balance plus accrued interest of
$320,725 into 855,267 shares of common stock at a conversion price of $0.375 per share.

CONVERSION OF DECEMBER 2005 CONVERTIBLE DEBENTURE INTO COMMON STOCK
In  January  2006,  the  holder  of  the  Company's  December  2005  Convertible
Debentures elected to convert a portion of their aggregate  principal balance of
$100,000 into 234,517  shares of common stock at a conversion  price pursuant to the terms of the December 2005 Convertible Debentures.

NOTE 9  - ADOPTION OF SHAREHOLDER RIGHTS PLAN

At its  February  board  meeting,  the  directors  of  the  Company  approved  a shareholder rights plan pursuant to which the Company issued one preferred share purchase right for each share of the Company's common stock held by shareholders of record as of the close of business on March 7, 2006.  Each right will entitle the holder to purchase one  one-hundredth of a share of Series B Preferred Stock at an exercise price of $168.  These preferred shares are structured so that the value of one  one-hundredth  of a preferred share will  approximate the value of one share of the Company's  common stock.  The purpose of the plan is to protect the  long-term  value  of the  Company  for  its  shareholders  and  to  protect shareholders  from  various  abusive  takeover  tactics,  including  attempts to acquire control of the Company at an inadequate  price.  The plan is designed to give the Company's Board of Directors sufficient time to study and respond to an unsolicited  takeover attempt.  Adoption of the plan was unanimously approved by the  Company's  directors.

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

NOTE 10 - ADOPTION OF 2006 INCENTIVE STOCK PLAN

The 2006 Incentive  Stock Plan was approved by the Company's  Board of Directors on February  16,  2006,  we intend to submit the 2006  Incentive  Stock Plan for approval of our stockholders within 12 months of the effective date of the Plan.
The  purpose of the 2006  Incentive  Stock Plan is to  provide an  incentive  to retain in the employ of and as directors,  officers,  consultants,  advisors and employees  of the  Company,  persons of training,  experience  and  ability,  to attract new  directors,  officers,  consultants,  advisors and  employees  whose services are considered  valuable,  to encourage the sense of proprietorship and to  stimulate  the active  interest of such  persons  into the  development  and financial  success of the  Company.  Under the 2006  Incentive  Stock Plan,  the
Company is authorized to issue incentive stock options intended to qualify under
Section 422 of the Code,  non-qualified stock options, and restricted stock. The
2006  Incentive  Stock Plan is  administered  by the Board of  Directors  or the
Compensation  Committee.  The Company reserved  2,730,090 shares of common stock for issuance under the 2006 Incentive Stock Plan.

NOTE 11 - SUBSEQUENT EVENTS

COMMON STOCK ISSUED UPON CONVERSION OF SERIES A PREFERRED STOCK
Subsequent to March 31, 2006,  the Company  issued 30,000 shares of common stock upon conversion of 3 shares of Series A Preferred Stock.

CONVERSION OF DECEMBER 2005 CONVERTIBLE DEBENTURE INTO COMMON STOCK
Subsequent  to March  31,  2006,  the  holder  of the  Company's  December  2005
Convertible  Debentures elected to convert a portion of its aggregate  principal balance of $150,000  into 755,735  shares of common stock at a conversion  price pursuant to the terms of the December 2005 Convertible Debentures.

LETTER AGREEMENT FOR STRATEGIC ADVISORY SERVICES
Subsequent  to March 31,  2006,  the  Company  entered  into a letter  agreement retaining  Oppenheimer  & Co. Inc.  ("Oppenheimer")  as it advisor to assist the
Company in  exploring  various  strategic  alternatives  to enhance  shareholder value. In  consideration  for the services  rendered,  the Company has agreed to compensate  Oppenheimer  with a cash  fee  equal to 3% of the  total  value of a transaction  if the total  consideration  is less than $20 million and 5% if $20 million or greater.  There is a minimum fee of $400,000 plus  reimbursements for reasonable out-of-pocket expenses.

PRIVATE OFFERING OF CONVERTIBLE NOTES
On May 3, 2006,  the  Company  entered  into a term sheet in  connection  with a private offering of one-year 6% convertible  notes (the "Notes") in an aggregate principal amount of up to $6,000,000.

The terms of the Notes are summarized below:

MATURITY:  The Notes are payable one-year after the date of funding,  or earlier upon acceleration  following the occurrence of an "Event of Default", as defined in the Notes.

INTEREST:  Interest  on the Notes will  accrue  from the date of issue at 6% per annum, or 12 % per annum upon the occurrence of an Event of Default.

RIGHT OF  REPURCHASE:  The  Company may  repurchase  the Notes for 200% of their principal amount,  plus accrued interest,  on or before September 30, 2006, upon
30 days' prior written notice.

OBLIGATION TO REPURCHASE UPON A SALE OR MERGER:  The Company must repurchase the
Notes at 200% of their principal amount, plus accrued interest,  if on or before
September 30, 2006, the Company announces a sale or merger of the Company or its assets, which is completed within six months.

CONVERSION  INTO COMMON STOCK:  The  principal of, and accrued  interest on, the
Notes is convertible into shares of common stock, par value $0.0001 (the "Common
Stock") of the Company, at the option of the holders of the Notes, at an initial conversion price per share of $0.15, subject to adjustment for certain issuances or events that will result in dilution (the "Fixed  Conversion  Price").  If the
Notes have not been fully  converted or  repurchased  by the Company for 200% of their  principal  amount by September  30, 2006,  then  commencing on October 1,
2006, the conversion  price will be the lesser of the Fixed Conversion Price and the Floating Conversion Price. The "Floating Conversion Price" is defined as 90%
of the lowest  closing price (or, if no closing price is available,  the average of closing bid and asked prices) for the 20 trading days  immediately  preceding the date on which the notice of conversion is sent to the Company.

ADDITIONAL  INDUCEMENT:  As an  inducement  to the  purchase  of the Notes,  the
Company will issue to purchasers of the Notes who purchased  shares of Preferred
Stock,  a number of  additional  shares of Common Stock upon  conversion  of the
Preferred Stock,  based upon the principal amount of Notes purchased relative to the total purchase price of the shares of Preferred Stock originally  purchased, which will  effectively  reduce the per share  conversion price of the Preferred
Stock so that it is the same as the conversion  price per share of the Notes, or to the extent  purchasers have converted shares of Preferred Stock, but not sold the Common Stock  received upon  conversion,  the Company will issue a number of additional  shares of Common Stock that will provide  equivalent  value, in each case without additional consideration. The Company also will reduce to $0.30 the per share exercise price of warrants purchasers of the Notes received with their purchase of  Preferred  Stock,  to the extent of the  principal  amount of Notes purchased  relative  to the  total  purchase  price for the  original  shares of
Preferred  Stock,  subject to the right of the Company,  after the  registration statement  referred  to below  under the  heading  "Registration  of Shares" has become effective,  to force the exercise of those warrants on 20 days' notice by offering to purchase  those  warrants for a nominal price if the closing  market price per share of the Common Stock  exceeds $0.45 for ten  consecutive  trading days.  The Company also will issue  warrants to purchase a number of  additional shares of our Common Stock at $0.15 that will provide  equivalent value to those purchasers  of Notes who have  sold or  otherwise  disposed  of shares of Common
Stock received upon conversion of Preferred Stock.

Purchasers  of Notes who have not  purchased  shares  of  Preferred  Stock  will receive, without additional  consideration,  five-year warrants (the "Warrants")
to purchase a number of  additional  shares of Common Stock equal to 100% of the number of shares that the purchaser may acquire upon  conversion of the Notes at
$0.15 per share.  The initial exercise price of the Warrants is $0.30 per share, subject to  adjustment  for  certain  issuances  and events  that will result in dilution.

REGISTRATION OF SHARES: The Company has agreed to file a registration  statement to register for resale the shares of Common Stock that  purchasers  of Notes may acquire upon conversion of the Notes and or exercise of the Warrants, as well as any  additional  shares  of  Common  Stock  which  may be  issued as part of the offering.  If the Company fails to file a registration  statement for the resale of these shares by July 19, 2006, or the registration statement is not effective by September  20, 2006,  the Company will be obligated to pay  purchasers of the
Notes liquidated damages in an amount equal to 2% of the principal amount of the
Notes for each  month,  or portion of a month,  for which the  Company  fails to timely  file the  registration  statement  or until the  registration  statement becomes effective,  but in no event may the liquidated damages exceed 18% of the principal  amount of the Notes.  As a condition to their  purchase of the Notes, purchasers  will be required to enter into  agreement with the Company that they will not sell,  transfer or otherwise  dispose of any of our securities prior to
August 31, 2006.

MONTHLY DISBURSEMENT OF PROCEEDS: The proceeds of the offering will be disbursed to the Company from escrow  monthly,  to the extent  available,  as follows:  an additional  $244,000  on the closing  date and  $500,000 by the 10th day of each succeeding calendar month until fully funded.

SELLING  AGENT  COMPENSATION:  The Company  will pay the  selling  agent for its efforts in connection with the offering,  a yield  maintenance fee of 10% of the gross  proceeds of the offering,  plus issue to it for a nominal  consideration, five-year warrants to purchase 10% of the shares issuable upon conversion of the
Notes and 10% of the shares of Common Stock that may be acquired  upon  exercise of the  Warrants,  for an  exercise  price equal to the  purchase  price paid by purchasers  of the Notes.  The selling  agent has agreed to pledge the Company's convertible  note which it holds, in the principal  amount of $250,000 to secure their  non-recourse  obligation  to  increase  the return to  purchasers  of the
Preferred Stock to the extent required so that investors'  avoid a loss on their investment,  measured  on the earlier of April 20, 2007 or the date on which all of the Notes offered are sold or otherwise disposed of, including by conversion.

The Company will pay the placement  agent for its efforts in connection with the offering, a fee of 10% of the gross proceeds of the offering, plus issue to them for a nominal  consideration,  five-year  warrants to purchase 10% of the shares issuable upon conversion of the Notes and 10% of the shares of Common Stock that may be acquired upon exercise of the  Warrants,  for an exercise  price equal to the purchase price paid by purchasers of the Notes.

CHANGE  TO TERMS OF OTHER  CONVERTIBLE  SECURITIES:  As  further  inducement  to purchase  Notes,  the  Company  agreed  to  revise  certain  terms  of  existing convertible securities:

Certain existing  convertible notes in the principal and accrued interest amount at maturity of $524,026 and $265,000,  with original  conversion prices of $0.75 per share and $1.00 per share, respectively, will adjust their conversion prices to $0.15 per share. As a result of this adjustment,  the Company  anticipates it will need to issue an additional  2,794,806 and 1,501,667 shares,  respectively, assuming conversion at maturity.

Certain  convertible  debentures in the principal and accrued interest amount at maturity of $2,206,844 with a Fixed Conversion Price (as that term is defined in the debenture) of $0.9765,  will adjust to a Fixed Conversion Price of $0.15. In
addition,   warrants  issued  at  the  closing  of  the  convertible   debenture
transaction  for the purchase of 1 million  shares of Common Stock at $1.023 per share,  can be  purchased at $0.15 per share.  As the terms of this  convertible debenture  provide for a lower of Fixed Conversion Price or Floating  Conversion
Price (as both terms are defined in the debenture) at conversion,  the number of shares of Common Stock issuable upon conversion can not be determined.

Certain options granted  pursuant to the Company's 2004 Incentive Stock Plan and certain shares of common stock issued upon exercise of those options,  contained anti-dilution  provisions  whereby,  if the Company  sold Common Stock or issued convertible  securities at a per share price less than their  exercise  price of
$0.359  (fair  market  value on the date of  grant),  the  optionees  grant  and exercise  transactions  would be  adjusted to the lesser  price per share.  As a result of this provision, the Company will issue an additional 776,231 shares of
Common Stock and  increase the  remaining  unexercised  option by an  additional
776,230 shares to the optionees.

The Company  plans to account  for the 6%  Convertible  Notes  under  accounting guidance provided by EITF 00-19 "Accounting for Derivative  Instruments  Indexed
To And Potentially Settled In A Company's Own Stock," and EITF 05-4, View A "The
Effect of Liquidated Damages Clause On A Freestanding Financial Instrument." Due
to certain  factors and the  liquidating  damage  provision in the  registration rights agreement, the Company determined that the embedded conversion option and the  warrants  are  derivative  liabilities.  Accordingly,  the warrants and the embedded  conversion option will be marked to market through earnings at the end of each reporting period.

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

CAPITAL RESOURCES AND CASH REQUIREMENTS

During the three  months ended March 31, 2006,  the Company  exhausted  its cash resources  and has not been able to remain  current  with respect to the payment terms of its operating  obligations.  In addition,  the Company has  substantial convertible  debt  obligations  with terms that require  payment during the next nine months.  Currently,  our outstanding debt includes  $2,000,000 plus accrued interest of December 2005 Convertible Debentures due as to $1,000,000 on each of
December 9, 2006 and  December  28,  2006,  and an  aggregate  of $698,736  plus accrued  interest of convertible  notes, of which $448,736 plus accrued interest is due on July 3, 2006 and $250,000 plus accrued  interest is due on December 9,
2006.

During the three months ended March 31, 2006, the Company received proceeds from exercises  of stock  options of  $200,000.  Subsequent  to March 31,  2006,  the
Company  entered  into  negotiations  for  additional  funding and has  received advance funding of $756,000 as of May 16, 2006, in the form of unsecured  loans.
On May 3, 2006,  the  Company  entered  into a term sheet in  connection  with a private  offering  of one year 6% convertible  notes in an  aggregate  principal amount of up to $6,000,000.  In addition, on April 28, 2006, the Company entered into a letter agreement with Oppenheimer & Co. Inc. and has retained the firm as its  strategic  advisor to assist in the  Company's  effort to  explore  various strategic alternatives to enhance shareholder value.

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

Primarily  as the  result  of  recording  a  change  in the  fair  value  of its
derivative   financial   instruments   of $2,637,732,   offset  by   stock-based
compensation  expense  of  $617,277  and  non-cash  interest  expense  from  the amortization of the beneficial  conversion  feature in certain  convertible debt instruments  of $419,876,  the Company  recorded net income for the three months ended  March  31,  2006 of  $329,007.  The  Company  used net cash  flows in its operating  activities of $573,337  during the three months ended March 31, 2006.
The  Company's  working  capital  deficiency  amounted  to  $6,427,617  and  its development stage accumulated deficit amounted to $37,587,088 at March 31, 2006.
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

RESEARCH, DEVELOPMENT AND MANUFACTURING

Currently,  our primary  efforts are raising capital and moving our lead product into phase I/II  clinical  trials for  Duchenne  muscular  dystrophy.  If we are successful in raising capital, we plan to use our available cash to continue the development  of our  technologies,  which  currently  is  primarily  focused  on preparing for and executing our phase I/II human clinical  trial for Myodur,  if approved by the FDA. As resources  permit, we may also fund other development of
Myodur or any of our other  technologies.  We presently expect to initiate human clinical trials by the end of 2006.

We  currently  rely on third  party  contract  research  organizations,  service
providers,   and  suppliers  for  support  in  research  and   development   and
pre-clinical,  toxicology and clinical testing. In addition, we do not have, and do not intend to  establish,  our own  manufacturing  facilities  to produce our product  candidates in the near or mid-term.  We outsource the  manufacturing of our proposed  product,  Myodur,  to contract  manufacturers.  In April 2005,  we entered  into an  exclusive  manufacture  and supply  agreement  with  Bachem AG
("Bachem")  whereby Bachem is entitled to receive royalty payments in the amount of the lesser of 5% of "net sales" (as defined in the agreement) or $10 million,
$15 million or $25 million in the first, second and third (and thereafter) years of the  agreement,  respectively.  As of  March  31,  2006,  we have  sufficient materials  required  for our  initial  human  clinical  trials.  We do not  have sufficient  capital to purchase  all the  materials  necessary  to complete  our long-term  toxicology studies or to complete all of our human clinical trials in order to file for approval to market our proposed product, Myodur.

OFF BALANCE SHEET ARRANGEMENTS

Currently, we do not have any off balance sheet arrangements which would require disclosure in our financial statements.

EMPLOYEES

As of May 16, 2006, we had seven employees, all of whom are full-time employees, one of whom focuses on and coordinates our research program,  four that focus on and  coordinate  clinical and  regulatory  strategy and  operations,  and two in management,  finance, and administration.  Three of our employees have doctorate and/or M.D. degrees. As our current business strategy is primarily to coordinate research,  clinical development,  and manufacturing activities by third parties, we do not anticipate  hiring a significant  number of additional  employees over the next twelve months.

PROPERTIES

We currently lease our executive offices in Hunt Valley,  Maryland consisting of approximately  5,200 square feet for approximately  $7,200 per month. This lease expires on December 31, 2006 and we believe it should provide  sufficient  space for our  clinical,  regulatory  and other  administrative  functions  during the remaining  term of the lease.  We are currently  evaluating our needs for office space beyond December 31, 2006 and laboratory  space. If financing is available, we may secure laboratory facilities for our own internal research activities. We are currently conducting research in various third party commercial and academic settings,  and  we  plan  to  continue  this  practice  and  expand  our  use of third-party research organizations and facilities to meet specific needs.

ITEM 3.       CONTROLS AND PROCEDURES.

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS

As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure  controls and procedures  (as defined in Securities  Exchange Act of 1934 Rule 13-d-15 (e) and
15d-15(e)).  Based  upon that  evaluation  and  management's  assessment  of the potential effects of the material weakness  described below, our Chief Executive
Officer and Chief Financial Officer,  concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were effective to enable us to record,  process,  summarize and report information  required to be included in our periodic SEC filings within the required time period.

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

Our company is not an  "accelerated  filer" (as defined in the Exchange Act) and is not required to deliver  management's  report on control  over our  financial reporting  until our fiscal  year ended  December  31,  2006.  Nevertheless,  we consider the effectiveness of our internal controls over financial  reporting as part of the quarterly evaluations of our procedures. In connection therewith, we reported,  for the year ended  December 31,  2005,  that we  identified  certain matters  that we  believed  constituted  material  weaknesses  (as such  term is defined under the Public Company  Accounting  Oversight Board Auditing  Standard
No. 2) in our  internal  controls  over  financial  reporting.  The  first  such material  weakness  related to our ability to ensure that the accounting for our equity-based transactions is accurate and complete and the second related to our limited segregation of duties.

With respect to the first material weakness,  during the year ended December 31,
2005, we adopted a policy of having our Chief  Financial  Officer  review all of our agreements to ensure that we identify the applicable  accounting  treatments to evaluate  any areas that may involve the  application  of highly  specialized accounting principles including,  but not necessarily limited to, complex equity transactions.  In circumstances where we may become (or contemplate  becoming) a

party  to  transactions   that  would  involve  the  application  of  accounting
principles  in which our  expertise is limited,  we would engage the services of outside specialists,  if necessary. At the current time however, we believe that we have  gained  substantially  greater  experience  in these areas and that our procedures  would enable us to resolve such issues  within time frames needed to comply with our reporting obligations.

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

                                     PART II
                                OTHER INFORMATION

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 3, 2006, we issued five-year  options to purchase 557,103 shares of our common  stock at  $0.359  per  share to each of two  consultants  for  financial services  provided to us, and on March 3, 2006 we issued  278,552 shares each to such consultants upon partial exercise of such option.

On March 3,  2006,  we issued a 45 month  option to  purchase  an  aggregate  of
400,000 shares of our common stock at $0.359 per share to our investor relations firm as a replacement of a previously forfeited option.

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

ITEM 6.       EXHIBITS

Exhibit
Number       Description
--------     -----------

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

   4.7       Form of Subscription Agreement (incorporated herein by reference to
             Exhibit 4.6 to the Form SB-2)

   4.8       Securities Purchase  Agreement,  dated June 17, 2005 by and between the Company,  Xechem and William  Pursley  (incorporated  herein by reference to Exhibit 99.01 to the Company's  Current Report on Form
             8-K filed on June 20, 2005)

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

   4.11      Common  Stock   Warrant  with   Fusion,   dated   October  7,  2005
             (incorporated  by  reference  herein to Exhibit  4.1 to the October
             2005 8-K)

   4.12      Agreement between the Company and Brown Advisory  Securities,  LLC, dated May 20, 2005 (incorporated herein by reference to Exhibit 4.1 to the Company's  Registration Statement on Form SB-2 as filed with the SEC on October 17, 2005 (the "October 2005 SB-2"))

   4.13      Secured  Convertible  Debenture,  dated December 9, 2005, issued by the Company to Cornell Capital (incorporated herein by reference to
             Exhibit 4.1 to our Current  Report on Form 8-K,  filed December 15,
             2005 ("December 2005 8-K"))

   4.14      Warrant  issued  to  Cornell   Capital,   dated  December  9,  2005
             (incorporated  herein by  reference  to Exhibit 4.2 to the December
             2005 8-K)

   4.15      Form of Redemption Warrant to Cornell Capital  (incorporated herein by reference to Exhibit 4.3 to the December 2005 8-K)

   4.16      $250,000  Convertible  Promissory  Note, dated December 9, 2005, to
             Harbor  Trust  (incorporated  herein by reference to Exhibit 4.4 to the December 2005 8-K)

   4.17      $452,991.10  Amended  Promissory  Note,  dated December 9, 2005, to
             Harbor  Trust  (incorporated  herein by reference to Exhibit 4.5 to the December 2005 8-K)

   4.18      Secured Convertible  Debenture,  dated December 28, 2005, issued by the Company to Cornell Capital (incorporated herein by reference to
             Exhibit 4.10 to the Company's  Registration Statement on Form SB-2,
             dated December 29, 2005 ("December 2005 SB-2"))

   4.19      Non-Qualified Option Certificate and Addendum thereto,  dated March
             3, 2006, to Little Gem Life Sciences Fund, LLC (incorporated herein by reference to Exhibit 4.18 to the Company's Annual Report on Form
             10-KSB for the year ended December 31, 2005 ("2005 10-KSB"))

   4.20      Non-Qualified Option Certificate and Addendum thereto,  dated March
             3,  2006,  to Peter  Chung  (incorporated  herein by  reference  to
             Exhibit 4.19 to the 2005 10-KSB)

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
             Exhibit 10.3 to the Form SB-2)

   10.4      Founders' Plan (incorporated herein by reference to Exhibit 10.5 to the Form SB-2)

   10.5      2004  Incentive  Stock Plan  (incorporated  herein by  reference to
             Exhibit 10.6 to the Form SB-2)

   10.6      Deferred  Stock  Plan for  Non-Employee  Directors  under  the 2004
             Incentive Stock Plan  (incorporated  herein by reference to Exhibit
             10.7 to the 2004 10-KSB)

   10.7      2006  Incentive  Stock Plan  (incorporated  herein by  reference to
             Exhibit 10.7 to the 2005 10-KSB)

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

  10.19      Manufacture and Supply Agreement  entered into as of April 18, 2005 by  and  among  Peninsula  Laboratories  Inc.,  Bachem  AG,  Bachem
             Americas  and the  Company  (incorporated  by  reference  herein to
             Exhibit 10.14 to the Company's  Quarterly Report on Form 10-QSB for
             the quarter ended March 31, 2005)

  10.20      Term  Sheet,  dated May 3, 2006,  by and  between  the  Company and
             Margie Chassman  (incorporated  herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 9, 2006)

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

                                      CEPTOR CORPORATION

Dated: May 22, 2006                   By: /s/ William H. Pursley
                                         ---------------------------------------
                                         William H. Pursley
                                         Chairman and Chief Executive Officer
                                         (Principal Executive Officer)

Dated: May 22, 2006                   By: /s/ Donald W. Fallon
                                         ---------------------------------------
                                         Donald W. Fallon
                                         Chief Financial Officer, Senior Vice
                                         President, Finance and Administration
                                         and Secretary (Principal Financial
                                         Officer and Principal Accounting
                                         Officer)

                                    EXHIBITS INDEX

Exhibit
Number       Description
--------     -----------

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

   4.7       Form of Subscription Agreement (incorporated herein by reference to
             Exhibit 4.6 to the Form SB-2)

   4.8       Securities Purchase  Agreement,  dated June 17, 2005 by and between the Company,  Xechem and William  Pursley  (incorporated  herein by reference to Exhibit 99.01 to the Company's  Current Report on Form
             8-K filed on June 20, 2005)

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

   4.11      Common  Stock   Warrant  with   Fusion,   dated   October  7,  2005
             (incorporated  by  reference  herein to Exhibit  4.1 to the October
             2005 8-K)

   4.12      Agreement between the Company and Brown Advisory  Securities,  LLC, dated May 20, 2005 (incorporated herein by reference to Exhibit 4.1 to the Company's  Registration Statement on Form SB-2 as filed with the SEC on October 17, 2005 (the "October 2005 SB-2"))

   4.13      Secured  Convertible  Debenture,  dated December 9, 2005, issued by the Company to Cornell Capital (incorporated herein by reference to
             Exhibit 4.1 to our Current  Report on Form 8-K,  filed December 15,
             2005 ("December 2005 8-K"))

   4.14      Warrant  issued  to  Cornell   Capital,   dated  December  9,  2005
             (incorporated  herein by  reference  to Exhibit 4.2 to the December
             2005 8-K)

   4.15      Form of Redemption Warrant to Cornell Capital  (incorporated herein by reference to Exhibit 4.3 to the December 2005 8-K)

   4.16      $250,000  Convertible  Promissory  Note, dated December 9, 2005, to
             Harbor  Trust  (incorporated  herein by reference to Exhibit 4.4 to the December 2005 8-K)

   4.17      $452,991.10  Amended  Promissory  Note,  dated December 9, 2005, to
             Harbor  Trust  (incorporated  herein by reference to Exhibit 4.5 to the December 2005 8-K)

   4.18      Secured Convertible  Debenture,  dated December 28, 2005, issued by the Company to Cornell Capital (incorporated herein by reference to
             Exhibit 4.10 to the Company's  Registration Statement on Form SB-2,
             dated December 29, 2005 ("December 2005 SB-2"))

   4.19      Non-Qualified Option Certificate and Addendum thereto,  dated March
             3, 2006, to Little Gem Life Sciences Fund, LLC (incorporated herein by reference to Exhibit 4.18 to the Company's Annual Report on Form
             10-KSB for the year ended December 31, 2005 ("2005 10-KSB"))

   4.20      Non-Qualified Option Certificate and Addendum thereto,  dated March
             3,  2006,  to Peter  Chung  (incorporated  herein by  reference  to
             Exhibit 4.19 to the 2005 10-KSB)

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
             Exhibit 10.3 to the Form SB-2)

   10.4      Founders' Plan (incorporated herein by reference to Exhibit 10.5 to the Form SB-2)

   10.5      2004  Incentive  Stock Plan  (incorporated  herein by  reference to
             Exhibit 10.6 to the Form SB-2)

   10.6      Deferred  Stock  Plan for  Non-Employee  Directors  under  the 2004
             Incentive Stock Plan  (incorporated  herein by reference to Exhibit
             10.7 to the 2004 10-KSB)

   10.7      2006  Incentive  Stock Plan  (incorporated  herein by  reference to
             Exhibit 10.7 to the 2005 10-KSB)

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

  10.19      Manufacture and Supply Agreement  entered into as of April 18, 2005 by  and  among  Peninsula  Laboratories  Inc.,  Bachem  AG,  Bachem
             Americas  and the  Company  (incorporated  by  reference  herein to
             Exhibit 10.14 to the Company's  Quarterly Report on Form 10-QSB for
             the quarter ended March 31, 2005)

  10.20      Term  Sheet,  dated May 3, 2006,  by and  between  the  Company and
             Margie Chassman  (incorporated  herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 9, 2006)

  31.1*      Section 302 Certification of Principal Executive Officer

  31.2*      Section 302 Certification of Principal Financial Officer

  32.1*      Section 906 Certification of Principal Executive Officer

  32.2*      Section 906 Certification of Principal Financial Officer
-----------------
* Filed herewith.

