Form 10QSB
period 2006-09-30
CepTor CORP
filed 2006-11-24
CIK 1231472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended September 30, 2006

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

As of November 22, 2006, there were 15,500,069 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes        No

		Page
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheet – September 30, 2006	1
	Condensed Statements of Operations for the three- and nine-month periods ended September 30, 2006 and 2005, and for the period from August 11, 1986 (date of inception) to September 30, 2006	2
	Condensed Statement of Changes in Stockholders’ Deficiency for the nine-month period ended September 30, 2006	3
	Condensed Statements of Cash Flows for the nine-month periods ended September 30, 2006 and 2005 and for the period from August 11, 1986 (date of inception) to September 30, 2006	4
	Notes to Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	22
Item 3.	Controls and Procedures	24
Part II	OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	26
Item 5.	Other Information	27
Item 6.	Exhibits	28

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

CEPTOR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
(Unaudited)

September 30, 2006
ASSETS
Current Assets:
Cash	$84,008
Prepaid expenses and other current assets	63,200
Total current assets	147,208
Property and equipment, net	41,129
Deferred financing costs	1,460,976
Security deposit	14,268
TOTAL ASSETS	$1,663,581
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable	$3,887,947
Accrued expenses	673,044
Convertible notes, net of discounts of $2,980,409	2,946,327
Warrant liability	9,750,587
Conversion option liability	9,313,561
Total current liabilities	26,571,466
Commitments and contingencies
Stockholders’ Deficiency:
Preferred stock, $0.0001 par value; authorized 20,000,000 shares, issued and outstanding – 221.40 shares of Series A Convertible Preferred Stock; liquidation preference – $5,535,000	5,535,000
Common stock, $0.0001 par value; authorized 100,000,000 shares, issued and outstanding – 15,500,069	1,550
Additional paid-in capital	26,384,834
Deficit accumulated during the development stage	(56,829,269)
Total stockholders’ deficiency	(24,907,885)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,663,581

(See Notes to Unaudited Condensed Financial Statements)

CEPTOR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period Ended September 30,		Cumulative August 11, 1986 (Date of Inception) to September 30, 2006
	2006	2005
Revenues:
Other income	$—	$—	$75,349
Expenses:
Research and development	238,947	3,260,682	13,884,204
In-process research and development	—	—	5,034,309
General and administrative	326,504	1,036,119	12,200,602
Gain on extinguishment of debt	—	—	(698,643)
Change in fair value of derivative financial instruments	7,544,948	—	4,268,382
Interest expense	5,421,577	208,735	13,079,052
Interest income	—	(3,077)	(52,318)
Total operating expenses	13,531,976	4,502,459	47,715,588
Net loss	(13,531,976)	(4,502,459)	(47,640,239)
Deemed preferred stock dividends	—	—	(10,100,616)
Net loss available to common stockholders	$(13,531,976)	$(4,502,459)	$(57,740,855)
Loss per share:
Basic and diluted	$(0.87)	$(0.46)
Weighted-average common shares outstanding:
Basic and diluted	15,500,069	9,779,248

	Nine-Month Period Ended September 30,
	2006	2005
Revenues:
Other income	$—	$—
Expenses:
Research and development	1,282,699	6,123,917
In-process research and development	—	—
General and administrative	2,083,257	2,957,701
Gain on extinguishment of debt	(387,362)	(311,281)
Change in fair value of derivative financial instruments	5,218,363	—
Interest expense	10,716,217	665,612
Interest income	—	(41,897)
Total operating expenses	18,913,174	9,394,052
Net loss	(18,913,174)	(9,394,052)
Deemed preferred stock dividends	—	(9,164,500)
Net loss available to common stockholders	$(18,913,174)	$(18,558,552)
Loss per share:
Basic and diluted	$(1.32)	$(1.76)
Weighted-average common shares outstanding:
Basic and diluted	14,363,623	10,515,243

(See Notes to Unaudited Condensed Financial Statements)

CEPTOR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Deficiency
	Shares	Amount	Shares	Amount
Balance, January 1, 2006	248.15	$6,203,750	11,744,120	$1,174	$22,646,665	$(37,916,095)	$(9,064,506)
Common stock issued January 2006 upon conversion of preferred shares ($2.50)	(10.00)	(250,000)	100,000	10	249,990		—
Common stock issued January 2006 upon conversion of replacement notes ($0.375)			855,267	85	320,640		320,725
Common stock issued February 2006 upon conversion of preferred shares ($2.50)	(7.00)	(175,000)	70,000	7	174,993		—
Common stock issued February 2006 upon conversion of 2005 Convertible Debentures ($0.5795)			86,281	9	49,991		50,000
Common stock issued March 2006 upon conversion of preferred shares ($2.50)	(6.75)	(168,750)	67,500	7	168,743		—
Common stock issued March 2006 upon exercise of options ($0.359)			557,102	56	199,944		200,000
Expenses incurred pursuant to entering into Stock Purchase Agreement					(38,181)		(38,181)
Common stock issued March 2006 upon conversion of 2005 Convertible Debentures ($0.3373)			148,236	15	49,985		50,000
Common stock issued April 2006 upon conversion of 2005 Convertible Debentures ($0.1985)			755,735	76	149,924		150,000
Common stock issued May 2006 upon conversion of preferred shares ($2.50)	(3.00)	(75,000)	30,000	3	74,997		—
Common stock issued May 2006 upon conversion of 2005 Convertible Debentures ($0.1615)			309,598	31	49,969		50,000
Common stock issued May 2006 pursuant to anti-dilution provisions ($0.20)			776,230	77	155,169		155,246
Incremental fair value of additional common stock issuable upon conversion of preferred shares					1,439,168		1,439,168
Amortization of deferred compensation							692,837
Net loss					692,837	(18,913,174)	(18,913,174)
Balance, September 30, 2006	221.40	$5,535,000	15,500,069	$1,550	$26,384,834	$(56,829,269)	$(24,907,885)

(See Notes to Unaudited Condensed Financial Statements)

CEPTOR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine-Month Period Ended September 30,		Cumulative August 11, 1986 (Date of Inception) to September 30, 2006
	2006	2005
Cash Flows Used In Operating Activities:
Net loss	$(18,913,174)	$(9,394,052)	$(47,640,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,302	13,432	45,792
Write-off of in-process research and development	—	—	5,034,309
Charge for stock option issued pursuant to spinoff agreement	—	—	2,082,500
Stock-based compensation to employees and directors	113,246	98,449	230,022
Stock-based compensation to nonemployees	579,591	1,109,175	4,802,822
Stock-based component of payment of legal fees	—	70,000	70,000
Stock-based component of litigation settlement	—	—	422,000
Gain on extinguishment of debt	(387,362)	(311,281)	(698,643)
Change in fair value of derivative financial instruments	5,218,363	—	4,268,382
Non-cash interest expense	10,499,745	598,168	12,719,940
Changes in assets and liabilities:
Prepaid expenses and other current assets	112,585	15,228	(63,200)
Other assets	4,243	—	(14,268)
Accounts payable and accrued expenses	(758,613)	2,184,268	4,450,957
Net cash used in operating activities	(3,517,074)	(5,616,613)	(14,289,626)
Cash Flows Used In Investing Activities:
Purchases of property and equipment	—	(13,023)	(86,921)
Cash Flows Provided By Financing Activities:
Proceeds from issuances of common stock	200,000	6,250	1,499,516
Collections of subscriptions receivable	—	303	303
Net proceeds from issuances of preferred stock	—	7,666,444	10,448,629
Acquisition of treasury stock under put right	—	(916,450)	(1,279,125)
Acquisition of treasury stock under purchase agreement	—	(2,309,250)	(2,309,250)
Distribution to shareholders	—	—	(4,260)
Capital contributed by Xechem International, Inc.	—	—	350,310
Proceeds from issuance of debt	3,528,000	—	7,153,000
Expense of issuance of long term debt	(561,195)	—	(1,048,568)
Principal payments on bridge loans	—	—	(350,000)
Net cash provided by financing activities	3,166,805	4,447,297	14,460,555
Net increase (decrease) in cash	(350,269)	(1,182,339)	84,008
Cash at the beginning of period	434,277	1,331,513	—
Cash at the end of period	$84,008	$149,174	$84,008

(See Notes to Unaudited Condensed Financial Statements)

CEPTOR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine-Month Period Ended September 30,			Cumulative August 11, 1986 (Date of Inception) to September 30, 2006

	2006		2005
Supplemental Disclosure of Cash Flow Information:
Deemed dividend of the beneficial conversion feature of units sold in private placement	$		$9,164,500	$10,100,616
Issuance of 2,902,500 shares of common stock upon conversion of preferred shares		668,750	6,437,500	7,256,250
Issuance of 100,000 shares of common stock pursuant to stock plan		—	270,000	270,000
Issuance of 7,500 shares of common stock as compensation for past services		—	46,875	46,875
Issuance of 25,000 shares of common stock as compensation for financial planning		—	75,000	75,000
Issuance of 23,000 shares of common stock in payment of accrued legal fees		—	70,000	70,000
Capital contribution for repurchase of common stock pursuant to Stock Purchase Agreement		—	424,818	424,818
Issuance of 1,340,267 shares of common stock upon conversion of convertible note		320,725	—	502,600
Issuance of 1,299,850 shares of common stock upon conversion of convertible debenture		300,000	—	300,000
Issuance of 36,000 shares of common stock as debt issuance costs		—	—	90,000
Issuance of 451,597 shares of common stock to bridge loan investors and placement agent		—	—	550,000
Issuance of 167,610 shares up on conversion of convertible notes		—	—	209,512
Issuance of convertible notes in exchange for bridge loans and long-term debt plus accrued interest		—	—	1,111,240

(See Notes to Unaudited Condensed Financial Statements)

NOTE 1 — BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited Condensed Financial Statements of CepTor Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three- and nine-month periods ended September 30, 2006 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2006.

NOTE 2 — THE COMPANY

Organization

The financial statements presented are those of CepTor Corporation (the ‘‘Company’’), incorporated in August 1986 in the State of Delaware.

Nature of Business and Development Stage Operations

The Company is a biopharmaceutical company which had been engaged in the research and development of therapeutic products for neuromuscular, neurodegenerative and other diseases with a focus on orphan diseases (defined as those which affect less than 200,000 people). Since its inception, the Company has devoted its efforts and resources to the development of its receptor mediated drug-targeting platform for neuromuscular and neurodegenerative diseases, and to raising the funds necessary to continue this research.

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

NOTE 3 — LIQUIDITY AND FINANCIAL CONDITION AND GOING CONCERN

As described in Note 8, the Company is in default of substantially all of its note obligations, which amount to approximately $5,204,000 in aggregate principal. These defaults occurred principally as a result of the Company's failure to make the required payments of principal and interest under certain of these obligations (which triggered cross default provisions under the remaining loans) and to file a registration statement pursuant to the 2006 6% Convertible Notes and file a post-effective amendment to its registration statement on Form SB-2 covering shares issuable under the 2005 Convertible Debentures within a specified period. The Company is also required to have sufficient authorized but unissued shares available to net share settle its 2005 convertible notes and all of its derivative financial instruments. The Company was attempting to negotiate a restructuring plan with respect to its credit obligations; however, no plan to restructure these obligations was finalized due (in part) to remaining issues that the Company is required to resolve with respect to its drug development program that will require the use of substantial additional capital resources.

The Company has had difficulty securing the necessary capital to fully execute its business plan and has not been able to remain current with respect to the payment terms of all of its operating obligations. In addition, the Company has substantial convertible debt obligations with terms that require repayment during the next twelve months. The Company has exhausted substantially all of its capital resources, terminated substantially all of its employees except for its chief executive officer and is currently unable to, and does not believe it is likely, to pursue further development of its product candidates. The Company pursued this course of action as a result of having been informed by the

FDA that its IND remains on hold pending the resolution of two remaining issues. Additional internal research is required to fully resolve the FDA issues and complete the Company’s own internal research program, which the Company estimates would take an additional twelve to eighteen months to complete. The Company lacks the funding that is necessary to resolve these issues and is currently unable to secure financing commitments for this purpose. Due to these remaining issues and the lack of adequate funding, the Company has halted development of its programs and has initiated discussions with its trade creditors to settle their remaining outstanding balances. If the Company is successful in its efforts to reach settlements with its trade creditors, it may evaluate other research programs as well as its current receptor mediated drug-targeting platform and may explore the acquisition of other businesses; however, suitable opportunities (if identified) are likely to require additional capital that is not currently available to the Company. Accordingly, there can be no assurance that the Company will ever become operational. If the Company is not able to settle its remaining outstanding balances, it will be forced to file for bankruptcy protection. The Company has secured its obligations under the Debentures with all of its assets. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

During the nine months ended September 30, 2006, the Company received (i) proceeds from exercises of stock options of $200,000, (ii) $3,055,000 from the issuance of its 2006 6% Convertible Notes (see Note 8), and (iii) unsecured advances of $473,000. Subsequent to September 30, 2006, the Company received $514,444 from the issuance of its 2006 6% Convertible Notes (which includes the rollover of unsecured advances of $473,000 received prior to September 30, 2006) (see Note 13).

Primarily as the result of recording non-cash interest expense of $10,499,745, and the non-cash expense associated with the increase in the fair values of its derivative financial instruments of $5,218,363, the Company recorded a net loss for the nine-month period ended September 30, 2006 of $18,913,174. Non-cash interest expense consisted primarily of the excess fair values of its derivative securities included in its financing transactions and amortization of deferred financing costs of those financing transactions. The Company used net cash flows in its operating activities of $3,517,074 during the nine-month period ended September 30, 2006. The Company’s working capital deficiency amounted to $26,424,258 and its development stage accumulated deficit amounted to $56,829,269 at September 30, 2006. The Company will require substantial additional funding if it is ever to support the development of its proposed products and fund the operations contemplated under its business plan.

At September 30, 2006, the Company had $5,926,736 in principal of convertible notes outstanding. The December 2004 Convertible Note in the principal amount of $448,736, was due July 3, 2006. There has not been an agreement on amended terms and no assurance that the Company will reach agreement with the note holder on amended terms. The terms of the 2004 Convertible Note do not provide for penalties or other payments upon default, and accordingly, the Company has not accrued a penalty as of September 30, 2006. Of the remaining debt, (i) $473,000 was repaid from proceeds of a closing under the 2006 6% Convertible Note offering subsequent to September 30, 2006, (ii) $250,000 in principal plus accrued interest is due before December 31, 2006, (iii) $3,055,000 in principal representing 2006 6% Convertible Notes mature during the months of June 2007, July 2007, August 2007 and September 2007 and (iv) the balance of $1,700,000 mature in December 2008. Currently, the Company does not have the available cash to repay these obligations as they come due and if the note holders do not elect to convert their notes at maturity, the Company will be required to raise additional capital in order to meet these obligations. The note holders holding $1,700,000 in principal have a security interest in all the assets of the Company.

Due to the lack of resources to settle its obligations when due and the possibility that if the Company files for bankruptcy protection the note holders will demand payment, the Company has recorded all of its liabilities as current.

In August 2006, the Company entered into a letter of intent with Ferring with respect to a proposed divesture of Ferring’s rights and interests with respect to SOD, subject to the Company’s completion of due diligence, the execution of a definitive agreement and entry into a written agreement with the FDA on end points governing the clinical trial of SOD. Due to the lack of resources and the termination of the employees of Company, the Company currently believes it unlikely that the transactions with Ferring will be further pursued or ever consummated.

NOTE 4 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company is a development stage enterprise. Accordingly, the Company has included its cumulative statements of operations and cash flows for the period of August 11, 1986 (date of inception) to June 30, 2006 in accordance with Statement of Financial Accounting Standards (‘‘SFAS’’) No. 7 ‘‘Accounting and Reporting by Development Stage Enterprises.’’

The Company’s net loss available to common shareholders as reported in its statement of operations for the period of August 11, 1986 (date of inception) to September 30, 2006 is $57,740,855 whereas the deficit accumulated during its development stage as reported on its balance sheet at June 30, 2006 is $56,829,269. The difference is a result of the acquisition of the Company by Xechem and the restatement of its assets and liabilities to fair value, which resulted in the Company’s accumulated deficit, net of distributions, from inception through December 31, 2003 (the date of merger for financial reporting purposes) being reclassified to additional paid-in capital, net of a deemed dividend to the preferred shareholders.

Accounting for Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock transactions in accordance with Accounting Principles Board (‘‘APB’’) Opinion No. 25 ‘‘Accounting for Stock Issued to Employees.’’ The Company applied the pro forma disclosure requirements of SFAS No. 123 ‘‘Accounting for Stock-Based Compensation.’’

Effective January 1, 2006, the Company adopted SFAS No. 123R ‘‘Share Based Payment.’’ This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (‘‘SBP’’) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and that will result in a charge to operations. The Company adopted the modified prospective method with respect to accounting for its transition to SFAS 123(R) and had unrecognized compensation cost of $407,425 as deferred compensation at January 1, 2006. Accordingly, the Company recognized expense on the statement of operations of $37,686 and $113,058 for the fair value of these stock options which vested during the three- and nine-month periods ended September 30, 2006, respectively. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk fee interest rate: 3.3% to 3.6%; expected dividend yield: 0%; expected option life: 10 years; and volatility: 108% to 123%.

For the three- and nine-month periods ended September 30, 2005, the Company applied APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ As required under SFAS No. 148, ‘‘Accounting for Stock-based Compensation – Transition and Disclosure,’’ the following table presents pro-forma net loss and basic and diluted loss per share as if the fair value-based method had been applied to all awards during that period.

	Three Month Period Ended September 30, 2005	Nine Month Period Ended September 30, 2005
Net loss available to common stockholders	$(4,502,459)	$(18,558,552)
Stock-based employee compensation cost, under fair value accounting	(15,485)	(44,285)
Pro-forma net loss under fair value method	$(4,517,944)	$(18,602,837)
Net loss per share – basic and diluted	$(0.46)	$(1.76)
Pro-forma net loss per share, basic and diluted	$(0.46)	$(1.77)

In the current quarter the Company reclassified certain components of its stockholders’ equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), ‘‘Share-Based Payment.’’ This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders’ equity for such deferred compensation. This reclassification has no effect on net income or total stockholders’ equity as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.

Net Loss per Share

Net loss per share is presented under SFAS No. 128 ‘‘Earnings Per Share.’’ Under SFAS 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potential dilution. Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the three- and nine-month periods ended September 30, 2006 and 2005 excludes potentially dilutive securities because their inclusion would be anti-dilutive.

Shares of common stock issuable upon the conversion or exercise of potentially dilutive securities are as follows:

	September 30,
	2006	2005
Convertible Notes	41,027,483	1,299,476
Warrants	32,509,897	4,399,900
Series A Preferred Stock	8,794,000	2,541,500
Options	1,971,029	646,695
Total	84,302,409	8,887,571

Accounting for Conversion Options Embedded in Convertible Notes and Convertible Preferred Stock

The Company accounts for conversion options embedded in convertible notes and convertible preferred stock in accordance with SFAS No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’ and EITF 00-19 ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’’ SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes and preferred shares from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes and mandatorily redeemable preferred shares, as host instruments, are deemed to be conventional as that term is described in the implementation guidance provided in paragraph 61 (k) of Appendix A to SFAS 133 and further clarified in EITF 05-2 ‘‘The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19.’’ SFAS 133 provides for an additional exception to this rule when the economic characteristics and risks of the embedded derivative instrument are clearly and closely related to the economic characteristics and risks of the host instrument.

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

The Company issued $5,305,000 in principal of various convertible notes with embedded conversion options accounted for as free standing derivative financial instruments in accordance with SFAS 133 and EITF 00-19 and on the dates of issuance recorded liabilities for conversion options of $5,454,228. The fair value of these embedded conversion options were estimated at the date of issuance using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 3.3% to 5.2%; expected dividend yield: 0%; expected option life: one year to 3 years; and volatility: 130% to 219%. The accounting guidance instructs that the conversion options are a derivative liability and are marked to market for each reporting period. During the three- and nine-month periods ended September 30, 2006, the Company recognized an expense of $4,218,282 and $4,052,457, respectively, for the increase in fair value of the derivative financial instruments. The fair value of these embedded conversion options were estimated at September 30, 2006 using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 4.7%; expected dividend yield: 0%; expected option life: 0.2 to 2.2 years; and volatility: 219%.

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

The terms of the Company’s December 2005 Convertible Debentures (see Note 8) provide for a conversion price in certain situations based on a floating conversion price which results in an indeterminable number of shares of common stock potentially issued upon conversion. Under accounting guidance provided by EITF 00-19, as of December 31, 2005, the Company had liabilities of $3,130,957 representing the fair value of warrants to purchase approximately 6.0 million shares of common stock which had been granted to non-employees for services rendered or as components of other financing instruments. The Company recorded additional liabilities for the fair value of warrants granted during the nine-month period ended September 30, 2006 in the aggregate of $5,453,724. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 4.7% to 5.1%; expected dividend yield: 0%; expected option life: 3 years to 5 years; and volatility: 106% to 219%.

The accounting guidance instructs that the warrants are a derivative liability and are marked to market for each reporting period. During the three- and nine-month periods ended September 30, 2006, the Company recognized a charge of $3,326,666 and $1,165,906, respectively, for the increase in fair value of the derivative financial instruments. The fair value of these awards was estimated at September 30, 2006 using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 4.7%; expected dividend yield: 0%; expected option life: 1.4 years to 5.0 years; and volatility: 219%.

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

In September 2006, the FASB issued SFAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’). This statement defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States (‘‘GAAP’’), and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements. However, for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier application permitted. The Company does not expect SFAS 157 to have a material impact on the Company's financial position or results of operations.

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (‘‘SAB 108’’) which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. The Company is evaluating the effect that the adoption of SAB 108 may have on its previously issued financial statements.

NOTE 5 — PREPAID EXPENSES

Prepaid expense consists primarily of unamortized premiums paid to carriers for insurance policies and retainers paid for professional services to be rendered.

NOTE 6 — DEFERRED FINANCING COSTS

The Company capitalizes the costs and expenses incurred in entering into its debt obligations which are then amortized over the term of the debt. During the year ended December 31, 2005, the Company incurred $104,408 in deferred financing costs associated with its December 2005 Convertible Debentures offering. During the three- and nine-month period ended September 30, 2006, the Company incurred $950,469 and $1,757,515, respectively, in deferred financing costs associated with its 2006 6% Convertible Notes offering. During the three- and nine-month periods ended September 30, 2006, the Company amortized $316,292 and $400,947 of deferred financing costs, respectively, to non-cash interest expense.

NOTE 7 — ACCRUED EXPENSES

Accrued expenses at September 30, 2006 are as follows:

Financial investor relations fees	$188,278
Interest on convertible notes	266,466
Professional fees	35,000
Liquidating damages	183,300
Total	$673,044

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

NOTE 8 — CONVERTIBLE NOTES

Note Obligations in Default

The Company is in default of substantially all of its note obligations, which amount to approximately $5,204,000 in aggregate principal. These defaults occurred principally as a result of the Company's failure to make the required payments of principal and interest under certain of these obligations (which triggered cross default provisions under the remaining loans) and to file a registration statement covering shares issuable under the 6% Convertible Notes and to file a post-effective amendment to its registration statement on Form SB-2 covering shares issuable under the 2005 Convertible Debentures within a specified period. The Company is also required to have sufficient authorized but unissued shares available to net share settle its 2005 convertible notes and all of its derivative financial instruments. As of September 30, 2006, the Company, on a fully diluted basis, had 96,881,562 shares issued and potentially issuable in connection with all of its outstanding common stock convertible instruments, stock options and derivative financial instruments. As a result of closings under the 6% Convertible Note offering subsequent to September 30, 2006, the Company does not have sufficient authorized but unissued shares of common stock.

The Company has obtained waivers from investors holding its (i) December 2004 Convertible Note with respect to the Company's non-payment of principal on July 3, 2006, and (ii) note holders with respect to its 2006 6% Convertible Note registration obligation. The Company was attempting to negotiate a restructuring plan with respect to its credit obligations; however, no plan to restructure these obligations was finalized due (in part) to the notice that the Company received from the FDA regarding the remaining issues that needed to be resolved under its drug development program. Although the Company has obtained default waivers for certain defaults and is attempting to obtain waivers for other default conditions, the Company cannot provide assurance that it will, and since there are cross default provisions in the debt obligations, the Company has classified all liabilities as current.

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

On December 9, 2005, the Company amended a portion of the Amended December 2004 Convertible Notes that was payable to Harbor Trust dated December 9, 2004, in the principal amount of $452,991 by reducing the conversion price to $0.375 from $0.75 per share (the ‘‘Amended December 2005 Harbor Note’’). The affect of this modification was insignificant since approximately 50% of the note was converted in December 2005 and the remainder was converted in January 2006. The Amended December 2005 Harbor Note bears interest at the rate of 10% per year through December 8, 2005 and 12% per year thereafter. The Amended December 2005 Harbor Note was fully converted on January 27, 2006.

The remaining Amended December 2004 Convertible Note in the principal amount of $448,736 which was due July 3, 2006, is currently being renegotiated to amend the maturity date or conversion terms. There has not been an agreement on amended terms and no assurance the Company will reach agreement with the note holder. The terms of the December 2004 Convertible Note do not provide for penalties or other payments upon default, and accordingly, the Company has not accrued any as of June 30, 2006. The conversion price was adjusted to $0.15 from $0.75 pursuant to the 2006 6% Convertible Note offering which commenced June 1, 2006 (see below).

As of September 30, 2006, the principal amount of $448,736 remains outstanding under the December 2004 Convertible Note.

2005 Harbor Note

On December 9, 2005, the Company issued a convertible promissory note (the ‘‘2005 Harbor Note’’) in the principal amount of $250,000 which bears interest at the rate of 6% per annum. All unpaid principal and interest under the 2005 Harbor Note will be due and payable on December 9, 2006. The 2005 Harbor Note is convertible, in whole or in part, at any time, into common stock at an adjusted conversion price of $0.15 per share (adjusted pursuant to the 2006 6% Convertible Note offering commenced on June 1, 2006, see below), subject to certain limitations on conversion as set forth in the 2005 Harbor Note, including where the resulting number of shares converted on a cumulative basis, would exceed 19.99% of the total number of shares of common stock outstanding and, subject to a conversion price adjustment in the event the Company offers or sells an option not pursuant to an approved stock plan to acquire common stock at a price per share less than the conversion price. The conversion option featured in this note is being accounted for as a free standing derivative financial instrument in accordance with SFAS 133 and EITF 00-19. The fair value of the conversion option was to $294,505 at September 30, 2006.

As of September 30, 2006, the principal amount of $250,000 remains outstanding under the 2005 Harbor Note. The amount of the unamortized discount of this note, based on the original allocation of proceeds to the carrying amount of the note and the free standing conversion option, amounts to $15,064.

2005 Convertible Debentures

On December 9, 2005, the Company entered into a securities purchase agreement (the ‘‘Securities Purchase Agreement’’) with Cornell Capital Partners, LP (‘‘Cornell Capital’’) pursuant to which Cornell Capital has purchased, in a private placement, secured convertible debentures in the aggregate principal amount of $2,000,000 (the ‘‘2005 Convertible Debentures’’), which bear interest at the rate of 8% per annum. Pursuant to the Securities Purchase Agreement, the Company issued a 2005 Convertible Debenture in the principal amount of $1,000,000 on each of December 9, 2005 and December 28, 2005. Each 2005 Convertible Debenture has a three-year maturity from the date of issuance and was subject to earlier conversion or redemption pursuant to its terms.

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

As of September 30, 2006, $1,700,000 of principal of the 2005 Convertible Debentures remains outstanding. The conversion option featured in these Debentures is being accounted for as a free standing derivative financial instrument in accordance with SFAS 133 and EITF 00-19. The fair value of the conversion option amounted to $3,138,792 at September 30, 2006. The amount of the unamortized discount of these Debentures, based on the original allocation of proceeds to the carrying amount of the note and the free standing conversion option, amounts to $1,060,478.

2006 6% Convertible Notes

On May 26, 2006, the Company entered into a placement agency agreement with Brookshire Securities Corporation for a private offering of one-year 6% convertible notes in an aggregate principal amount of up to $6,000,000 (the ‘‘2006 6% Convertible Notes’’).

The Company offered the 2006 6% Convertible Notes on a ‘‘best efforts’’ basis only to ‘‘accredited investors’’ (as defined in Rule 501 (a) of Regulation D under Section 4(2) of the Securities Act of 1933, as amended) by offer letter dated May 25, 2006 (the ‘‘Offer Letter’’), which sets forth the terms and conditions of the offering.

The 2006 6% Convertible Notes are payable one year after the date of funding, or earlier upon acceleration following the occurrence of an ‘‘Event of Default’’, as defined in the 2006 6% Convertible Notes. Interest on the 2006 6% Convertible Notes will accrue from the date of issue at 6% per annum, or 12 % per annum upon the occurrence of an Event of Default.

The principal of, and accrued interest on, the 2006 6% Convertible Notes is convertible into shares of common stock, at the option of the holders of the 2006 6% Convertible Notes, at an initial conversion price per share of $0.15, subject to adjustment for certain issuances or events that will result in dilution (the ‘‘Fixed Conversion Price’’). Since the 2006 6% Convertible Notes had not been fully converted or repurchased for 200% of their principal amount by September 30, 2006, on October 1, 2006, the conversion price will be the lesser of (i) the Fixed Conversion Price and (ii) 90% of the lowest closing price (or, if no closing price is available, the average of closing bid and asked prices) of the Company’s common stock for the 20 trading days immediately preceding the date on which a notice of conversion is delivered (the ‘‘Floating Conversion Price’’).

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

The Company has agreed to file a registration statement to register for resale the shares of common stock that purchasers of 2006 6% Convertible Notes may acquire upon conversion of the 2006 6% Convertible Notes or exercise of the warrants, as well as any additional shares of common stock which may be issued as part of the offering. Since the Company failed to file a registration statement for the resale of these shares by August 21, 2006, the Company will be obligated to pay purchasers of the 2006 6% Convertible Notes liquidated damages in an amount equal to 2% of the principal amount of the 2006 6% Convertible Notes for each month, or portion of a month, for which the Company fails to timely file the registration statement or until the registration statement becomes effective, but in no event may the liquidated damages exceed 18% of the principal amount of the 2006 6% Convertible Notes. At September 30, 2006, the Company has accrued $183,300 as estimated liquidated damages, which represents the damages which would be due with a potential delay of six months in the filing of its registration statement.

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

From June 1, 2006 through September 30, 2006, we sold an aggregate principal amount of $3,055,000 of 2006 6% Convertible Notes. We issued five-year warrants to purchase an aggregate of 13,366,667 shares of common stock, at an initial exercise price of $0.30 per share to purchasers of $2,005,000 of 2006 6% Convertible Notes who had not previously purchased our Preferred Stock. We will issue to those purchasers of $1,050,000 of 2006 6% Convertible Notes who had previously purchased Preferred Stock, upon the conversion of their Preferred Stock, 6,580,000 additional shares of common stock and adjust the exercise price to $0.30 on warrants to purchase an aggregate of 210,000 shares of common stock received upon the purchase of the Preferred Stock. Pursuant to the terms of the 6% Notes Offering, we issued (i) warrants to purchase $305,500 of 2006 6% Convertible Notes at an exercise price of $305,500 and attached warrants to purchase 2,036,667 shares of common stock, and (ii) a warrant to purchase 1,336,667 shares of common stock at an exercise price of $0.30, as yield enhancement fees.

Of the $2,005,000 in principal purchased by those investors who had not previously purchased the Company’s Preferred Stock, the Company recognized a debt discount of $1,475,536 at date of issuance based on an allocation of the proceeds based on relative fair values of the 2006 6% Convertible Notes, the warrants and the conversion option, as determined by the Black-Scholes option pricing model. Since the Company is required to account for its derivative financial instruments as liabilities (see Note 4), the Company recorded the full fair values of the warrants and the conversion options at date of issuance of the 2006 6% Convertible Notes of $3,026,713 and $2,912,266, respectively, as liabilities and charged non-cash interest expense. The fair value of the warrants and conversion option was estimated at the date of issuance using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 4.7% to 5.1%; expected dividend yield: 0%; expected option life: 3 years to 5 years; and volatility: 173% to 219%. The Company marks to market these derivative financial instruments at each reporting date.

Of the $1,050,000 in principal purchased by those investors who had previously purchased the Company’s Preferred Stock, the Company recognized a debt discount of $1,050,000 at date of issuance based on the (i) fair values of the conversion option, (ii) the incremental increase in fair value of the additional shares of common stock to be issued upon conversion of the Preferred Stock and (iii) the change in fair value of the underlying warrants associated with the Preferred Stock due to the change in exercise price, as determined by the Black-Scholes option pricing model. Since the Company is required to account for its derivative financial instruments as liabilities (see Note 4), the Company recorded the incremental fair value of the Preferred Stock warrants and the full fair value of the conversion options at date of issuance of the 2006 6% Convertible Notes of $13,679 and $1,569,120, respectively, as liabilities and charged the excess to non-cash interest expense. The fair value of these derivatives was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 4.7% to 5.1%; expected dividend yield: 0%; expected option life: 3 years to 5 years; and volatility: 173% to 219%. The Company marks to market these derivative financial instruments at each reporting date. In addition, the Company charged non-cash interest expense and credited equity for the incremental increase in fair value of the additional shares of common stock issuable upon conversion of the Preferred Stock.

Adjustments to Outstanding Convertible Securities and Other Rights to Purchase Common Stock Resulting from 2006 6% Convertible Notes Offering

Pursuant to the terms of the 2006 6% Convertible Note offering, the conversion prices on certain convertible securities were adjusted to the conversion price of the 2006 6% Convertible Notes.

The Amended December 2004 Convertible Note and the 2005 Harbor Note in the principal amount of $448,736 and $250,000, respectively and with adjusted conversion prices of $0.75 per share and $0.375 per share, respectively, will adjust their conversion prices to $0.15 per share. As a result of this adjustment, the Company anticipates that it will issue an additional 2,882,338 and 1,501,667 shares, respectively, assuming conversion at maturity.

The Company evaluated the revision in the Amended December 2004 Convertible Note to determine whether the reduction in the conversion price resulted in the issuance of a substantially different debt instrument. The Company determined that after giving effect to the substantial increase in the fair value of the beneficial conversion feature that resulted from reducing the conversion price, it had issued a substantially different debt instrument which resulted in a constructive extinguishment of the original debt instrument. Accordingly, the Company recorded a gain on the extinguishment of debt in the amounts of $387,362 for the Amended December 2005 Convertible Note that is included in the accompanying statement of operations for the nine-month period ended September 30, 2006.

Since the incremental fair value of the Company's common stock which would be issued upon conversion, as determined by the Black-Scholes option pricing model, was in the aggregate greater than the principal balance of individual notes, the Company recorded an original issuance discount equal to the fair value of this beneficial conversion feature, limited to the principal balance of the notes. This debt discount is being amortized as non-cash interest expense over the remaining term of the Amended December 2004 Convertible Note. During the nine-month period ended September 30, 2006, the Company amortized an aggregate of $448,736 of the debt discount which is included in interest expense in the accompanying statement of operations. Assumptions relating to the estimated fair value of the beneficial conversion features, are as follows: risk-free interest rate of 5.1%; expected dividend yield zero percent; expected option life of 1.5 years; and current volatility of 165.4%.

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

NOTE 9 — EQUITY TRANSACTIONS

During the nine-month period ended September 30, 2006, the Company issued the following securities.

Common Stock Issued Upon Conversion of Series A Preferred Stock

During the nine-month period ended September 30, 2006, the Company issued 267,500 shares of common stock upon conversion of 26.75 shares of Preferred Stock.

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

Conversion of December 2005 Convertible Debenture

During the nine-month period ended September 30, 2006, a holder of the Company’s December 2005 Convertible Debentures elected to convert a portion of its aggregate principal balance of $300,000 into 1,299,850 shares of common stock at a conversion price pursuant to the terms of the December 2005 Convertible Debentures.

Insufficient Authorized but Unissued Shares of Common Stock

On May 9, 2006, the Board of Directors authorized an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of capital stock from 120,000,000 shares to 270,000,000 shares, of which 250,000,000 shares would be designated as common stock and 20,000,000 shares would be designated as Preferred Stock. Unless the proposed amendment is approved by the stockholders, the Company will not be able to satisfy its obligations in the agreements relating to those securities. If the stockholders do not approve the amendment, the Company will be in default of its obligations under those agreements, and the holders of those securities may accelerate payment of the Company's obligations, obtain liquidated damages under certain of those agreements and pursue other legal remedies against the Company that would have a material adverse affect on the Company’s ability to remain in existence.

As of November 21, 2006, due to closings under the 2006 6% Convertible Note offering, subsequent to the balance sheet date, fully diluted shares of common stock exceeds 100 million shares (see Note 13).

NOTE 10 — STOCK BASED COMPENSATION

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

The fair value of all awards is estimated at the date of grant using the Black-Scholes option pricing model. Assumptions relating to the estimated fair value of stock options that the Company granted prior to January 1, 2006 that were previoulsy accounted for and recorded under the intrinsic value method prescribed under APB 25 are described in Note 3. Pursuant to SFAS 123R, the Company recognized expense on the statement of operations of $37,686 and $113,058 for the fair value of those stock options granted prior to January 1, 2006 and which vested during the three- and nine-month periods ended September 30, 2006, respectively.

During March 2006, the Company granted stock options to acquire an aggregate of 1,514,206 shares of common stock to three consultants. The option agreements for two of the consultants contained anti-dilution protection of the exercise price and the number of shares issuable upon conversion in the event the Company issued common stock at a price less then the exercise price contained in their option. Each option was exercisable at a price of $0.359 per share for a period of up to five years from issuance. All of these options were fully vested and non forfeitable on their date of issuance. The Company charged the estimated fair value of $579,591 to compensation expense during the nine-month period ended September 30, 2006 with respect to these options. Assumptions relating to the estimated fair value of these stock options (as determined by the Black-Scholes option pricing model), which the Company accounted for in accordance with SFAS 123(R) and EITF 96-18, are as follows: risk-free interest rate of 4.7%; expected dividend yield zero percent; expected option life of 5 years; and current volatility of 129.6%.

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

During June 2006, the Company granted stock options to acquire an aggregate of 16,000 shares of common stock to three directors of the Company. Each option was exercisable at a price of $0.21 per share for a period of up to ten years from issuance. All of these options vest over three years and were non forfeitable on their date of issuance. The fair value of these options (as determined by the Black-Scholes option pricing model) was $3,360 and the Company amortized $188 to compensation expense during the nine-month period ended September 30, 2006 with respect to these options. Assumptions relating to the estimated fair value of these stock options, which the Company accounted for in accordance with SFAS 123(R) and EITF 96-18 are as follows: risk-free interest rate of 5.1%; expected dividend yield zero percent; expected option life of 10 years; and current volatility of 220.3%.

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

A summary of option activity for the nine-month period ended September 30, 2006 is as follows:

Options	Shares	Weighted− Average Exercise Price	Weighted− Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	646,695	$3.08
Granted	3,082,666	$0.18
Exercised	1,333,332	$0.15
Forfeited or expired	425,000	$2.45
Outstanding at September 30, 2006	1,971,029	$0.66	4.4 years	$201,440
Exercisable at September 30, 2006	1,865,883	$0.54	4.2 years	$200,000

The weighted-average grant-date fair value of options granted during the nine-month period ended September 30, 2006 and 2005 amounted to $0.25 and $4.56, respectively.

As of September 30, 2006, the Company has $294,366 of unrecognized compensation cost related to non-vested share-based compensation arrangements, which represents the fair value of stock options that the Company accounted for under APB 25 through December 31, 2005. These costs are expected to be recognized over a weighted-average period of 3.1 years.

NOTE 11 — ADOPTION OF SHAREHOLDER RIGHTS PLAN

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

NOTE 12 — ADOPTION OF 2006 INCENTIVE STOCK PLAN

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

NOTE 13 — SUBSEQUENT EVENTS

Offering of 2006 6% Convertible Notes

During October 2006, the Company sold an aggregate principal amount of $514,444 of 2006 6% Convertible Notes and issued five-year warrants to purchase an aggregate of 651,847 shares of common stock at an initial exercise price of $0.30 per share. Pursuant to the terms of the 2006 6% Convertible Notes, the Company will issue 2,611,113 additional shares of common stock to those purchasers who had previously purchased Preferred Stock and adjust the exercise price on the warrants they received when they purchased the Preferred Stock to purchase 83,333 shares of common stock to $0.30. The shares of common stock issuable upon conversion of these securities, increased the fully diluted shares of common stock in excess of 100 million shares.

Unsecured Advances

Subsequent to September 30, 2006, the Company received in the aggregate, $145,000 in unsecured advances. These advances carry an interest rate of 6% and will be repaid out of the next closing under the 2006 6% Convertible Note offering.

Resignation of Directors and Officers

Effective October 31, 2006 all of the Company’s employees resigned, except for William Pursley, the Company’s Chief Executive Officer, who has agreed to serve through December 31, 2006.

Effective November 1, 2006 and November 16, 2006, John W. Griffin, M.D. and Leonard A. Mudry, respectively, each resigned as a director of the Company.

Ferring Letter of Intent

In August 2006, the Company entered into a letter of intent with Ferring International Center, S.A. (‘‘Ferring’) with respect to a proposed divesture of Ferring’s rights and interests with respect to recombinant human copper zinc superoxide dismutase (‘‘SOD’’), subject to the Company’s completion of due diligence, the execution of a definitive agreement and entry into a written agreement with the FDA on end points governing the clinical trial of SOD. Due to the lack of resources and the termination of the employees of Company, the Company currently believes it unlikely that the transactions with Ferring will be further pursued or ever consummated.

SEC Comment Letter

The Company, in its Annual Report on Form 10-KSB for the year ended December 31, 2004 recorded compensation cost for a stock option granted to its Chief Executive Officer at the time it was spun-off from its former parent. On November 20, 2006, the SEC advised the Company that it had certain comments regarding the valuation of that award. While the Company believes it has a reasonable basis for the accounting treatment of this award, these comments could impact the Company's prior periodic filings, including filings that are incorporated by reference into registration statements. The Company is in the process of reviewing the SEC's comments regarding this award but is currently unable to determine what changes, if any may be required to its accounting for this award or to quantify any possible impact on its financial statements.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion of our plan of operations should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this document.

Overview

We are a development-stage biopharmaceutical company and had been focusing on the development of proprietary, cell-targeted therapeutic products for the treatment of neuromuscular and neurodegenerative diseases. Our goal is to increase the quality and quantity of life of people suffering with these diseases. Primary efforts had been focused on moving our lead product into phase I clinical trials for Duchenne muscular dystrophy.

Capital Resources and Cash Requirements

We have had difficulty securing the necessary capital to fully execute our business plan and have not been able to remain current with respect to the payment terms of all of our operating obligations.

In addition, we have substantial convertible debt obligations with terms that require repayment during the next twelve months. We have exhausted substantially all of our capital resources, terminated substantially all of our employees (except for our chief executive officer) and we are currently unable to, and do not believe it is likely, to pursue further development of our product candidates. We have pursued this course of action as a result of having been informed by the FDA that our IND remains on hold pending the resolution of two remaining issues. Additional internal research is required to fully resolve the FDA issues and complete our own internal research program, which we estimate would take an additional twelve to eighteen months to complete. We lack the funding that is necessary to resolve these issues and are currently unable to secure financing commitments for this purpose. Due to these remaining issues and the lack of adequate funding, we have halted development of our programs and have initiated discussions with our trade creditors to settle their remaining outstanding balances. If we are successful in our efforts to reach settlements with our trade creditors, we may evaluate other research programs as well as our current receptor mediated drug-targeting platform and may explore the acquisition of other businesses; however, suitable opportunities (if identified) are likely to require additional capital that is not currently available us. Accordingly, there can be no assurance that we will ever become operational. If we are not able to settle our remaining outstanding balances, we will be forced to file for bankruptcy protection. We have secured our obligations under the Debentures with all of our assets. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

During the nine months ended September 30, 2006, we received (i) proceeds from exercises of stock options of $200,000, (ii) $3,055,000 from the issuance of our 2006 6% Convertible Notes
(see Note 8), and (iii) unsecured advances of $473,000. Subsequent to September 30, 2006, we received $514,444 from the issuance of our 2006 6% Convertible Notes (which includes the rollover of unsecured advances of $473,000 received prior to September 30, 2006) (see Note 13).

Primarily as the result of recording non-cash interest expense of $10,499,745, and the non-cash expense associated with the increase in the fair values of its derivative financial instruments of $5,218,363, we recorded a net loss for the nine-month period ended September 30, 2006 of $18,913,174. Non-cash interest expense consisted primarily of the excess fair values of its derivative securities included in its financing transactions and amortization of deferred financing costs of those financing transactions. We used net cash flows in its operating activities of $3,517,074 during the nine-month period ended September 30, 2006. Our working capital deficiency amounted to $26,424,258 and our development stage accumulated deficit amounted to $56,829,269 at September 30, 2006.

At September 30, 2006, we had $5,926,736 in principal of convertible notes outstanding. The December 2004 Convertible Note in the principal amount of $448,736, was due July 3, 2006. There has not been an agreement on amended terms and no assurance that we will reach agreement with the note holder on amended terms. The terms of the 2004 Convertible Note do not provide for penalties or other payments upon default, and accordingly, we have not accrued a penalty as of September 30, 2006. Of the remaining debt, (i) $473,000 was repaid from proceeds of a closing under the 2006 6% Convertible Note offering subsequent to September 30, 2006, (ii) $250,000 in principal plus accrued interest is due before December 31, 2006, (iii) $3,055,000 in principal representing 2006 6% Convertible Notes mature during the months of June 2007, July 2007, August 2007 and September 2007 and (iv) the balance of $1,700,000 mature in December 2008. Currently, we do not have the available cash to repay these obligations as they come due and if the note holders do not elect to convert their notes at maturity, we will be required to raise additional capital in order to meet these obligations. The note holders holding $1,700,000 in principal have a security interest in all of our assets.

As of the date hereof, we are in default in our payment obligations under (i) the December 2004 Convertible Note which was due on July 3, 2006 in the principal amount plus accrued interest of $544,827, (ii) the Debentures and the 2006 6% Convertible Notes (which each contain cross default provisions), as a result of the December 2004 Convertible Note default, in the principal amounts plus accrued interest of $1,826,867 and $3,645,949, respectively. In addition, we are in default under the

Debentures for failure to file a post-effective registration statement by July 10, 2006 as required by the Debentures. We are also in default under the 2006 6% Convertible Notes for failure to file a registration statement within the 20-day grace period after the August 21, 2006 filing deadline.

On November 20, 2006, the 2004 Convertible Note holder agreed to revise the maturity date of the Note to December 31, 2006. On November 21, 2006, the 6% Convertible Note holders have waived the default under their agreement and agreed to extend the registration statement filing requirement to December 31, 2006. We are currently attempting to have the registration statement filing requirement extended in the 2005 Convertible Debentures.

In August 2006, the Company entered into a letter of intent with Ferring with respect to a proposed divesture of Ferring’s rights and interests with respect to SOD, subject to the Company’s completion of due diligence, the execution of a definitive agreement and entry into a written agreement with the FDA on end points governing the clinical trial of SOD. Due to the lack of resources and the termination of the employees of Company, the Company currently believes it unlikely that the transactions with Ferring will be further pursued or ever consummated.

If we are able to secure suitable financing we may continue the development of our technologies, explore the development of other technologies or we may acquire or merge into other businesses. If we decide to pursue any of these options, we will require substantial additional financing which we may or may not be able to obtain.

Research, Development and Manufacturing

Our primary efforts to date have been raising capital and moving our lead product into phase I clinical trials for Duchenne muscular dystrophy. During the nine-month period ended September 30, 2006 we had focused our efforts on responding to the FDA questions received after submission of our investigational drug application in January 2006. We have been informed by the FDA that our IND remains on hold pending the resolution of two remaining issues. Additional internal research is required to fully resolve the FDA issues and complete our own internal research program, which we estimate would take an additional twelve to eighteen months to complete. As of November 16, 2006, we are not proceeding with any further research or development of our current proposed products.

Off Balance Sheet Arrangements

Currently, we do not have any off balance sheet arrangements which would require disclosure in our financial statements.

Employees

As of November 21, 2006, we had one full time employee.

Properties

We currently lease our executive offices in Hunt Valley, Maryland consisting of approximately 5,200 square feet for approximately $7,400 per month. This lease expires on December 31, 2006. If financing is available, we may secure facilities suitable for the activities to be undertaken.

Item 3.	Controls and Procedures.

EVALUATION OF OUR DISCLOSURE CONTROLS AND INTERNAL CONTROLS

As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13-d-15 (e) and 15d-15(e)). Based upon that evaluation and management’s assessment of the potential effects of the material weakness described below, our Chief

Executive Officer concluded that as of the end of the period covered by this Report, our disclosure controls and procedures were not effective to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded, and reported and our assets are safeguarded against unauthorized or improper use, and to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

With respect to the first material weakness, during the year ended December 31, 2005, we adopted a policy of having our Chief Financial Officer review all of our agreements to ensure that we identify the applicable accounting treatments to evaluate any areas that may involve the application of highly specialized accounting principles including, but not necessarily limited to, complex equity transactions. Our Chief Financial Officer was terminated, effective October 31, 2006, and as a result our Chief Executive Officer (who is now our sole employee) is responsible for the financial affairs of the Company. In circumstances where we may become (or contemplate becoming) a party to transactions that would involve the application of accounting principles in which our expertise is limited, we would engage the services of outside specialists, if necessary.

With respect to the second material weakness, which relates to our segregation of duties, although we believe our risks with respect to this matter are minimal, we still acknowledge that it would be beneficial for the Company to have sufficient personnel to segregate certain procedures. We believe that having no segregation of duties still constitutes a material deficiency in our system. However, we currently have exhausted substantially all of our financial resources. We believe that the costs we would incur to increase our staff (solely for this purpose) exceed the potential reduction in risk. Our Chief Executive Officer is monitoring this situation to determine if these circumstances change. If the situation changes and sufficient capital is secured, it is our intention to increase staffing within our general accounting and financial functions.

There has been a change in our internal controls over financial reporting due to only having one employee who is responsible for all financial reporting.

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Report, we have not issued unregistered securities which have not been ‘‘previously reported’’ as defined in Rule 12b-2 of the Exchange Act, except;

On July 18, 2006, we issued 2006 6% Convertible Notes to accredited investors in the aggregate principal amount of $950,000 under the 6% Notes Offering. Pursuant to the 6% Notes Offering, on

July 18, 2006 we (i) issued to certain investors who did not previously invest in our Preferred Stock, warrants to purchase an aggregate of 4,833,333 shares of our common stock at $0.30 per share, (ii) we increased the number of shares of common stock to which our previously issued Preferred Stock would convert into by 1,410,000 and reduced the exercise price of the warrants to purchase 45,000 shares of our common stock, issued as a part of the Preferred Stock, to $0.30 per share.

On July 18, 2006, we issued a warrant to purchase a 2006 6% Convertible Note in the principal amount of $95,000 with an attached warrant to purchase 633,333 shares of our common stock at $0.30 per share, at an exercise price of $95,000 and a warrant to purchase 483,333 shares of our common stock at $0.15 per share as yield enhancement fees for the 6% Notes Offering.

On August 17, 2006, we issued 2006 6% Convertible Notes to accredited investors in the aggregate principal amount of $300,000 under the 6% Notes Offering. Pursuant to the 6% Notes Offering, on August 17, 2006 we increased the number of shares of our common stock to which our previously issued Preferred Stock would convert into by 1,880,000 and reduced the exercise price of the warrants to purchase 60,000 shares of our common stock, issued as a part of the Preferred Stock, to $0.30 per share.

On August 17, 2006, we issued a warrant to purchase a 2006 6% Convertible Note in the principal amount of $30,000 with an attached warrant to purchase 200,000 shares of our common stock at $0.30 per share, at an exercise price of $30,000 as yield enhancement fees for the 6% Notes Offering.

On September 28, 2006, we issued 2006 6% Convertible Notes to accredited investors in the aggregate principal amount of $180,000 under the 6% Notes Offering. Pursuant to the 6% Notes Offering, on September 28, 2006, we issued certain investors who did not previously invest in our Preferred Stock, warrants to purchase an aggregate of 1,200,000 shares of our common stock at $0.30 per share.

On September 28, 2006, we issued a warrant to purchase a 2006 6% Convertible Note in the principal amount of $18,000 with an attached warrant to purchase 120,000 shares of our common stock at $0.30 per share, at an exercise price of $18,000 and a warrant to purchase 120,000 shares of our common stock at $0.15 per share as yield enhancement fees for the 6% Notes Offering.

On October 19, 2006, we issued 2006 6% Convertible Notes to accredited investors in the aggregate principal amount of $514,444 under the 6% Notes Offering. Pursuant to the 6% Notes Offering, on October 19, 2006 we (i) issued certain investors who did not previously invest in our Preferred Stock offering, warrants to purchase an aggregate of 651,847 shares of our common stock at $0.30 per share, (ii) increased the number of shares of common stock to which our previously issued Preferred Stock would convert into by 2,611,113 and reduced the exercise price of the warrants to purchase 83,333 shares of common stock, issued as a part of the Preferred Stock, to $0.30 per share.

On October 19, 2006, we issued a warrant to purchase a 2006 6% Convertible Note in the principal amount of $51,444 with an attached warrant to purchase 342,963 shares of our common stock at $0.30 per share, at an exercise price of $51,444 and a warrant to purchase 65,185 shares of our common stock at $0.15 per share as yield enhancement fees for the 6% Notes Offering.

Item 3.	Defaults Upon Senior Securities

As of the date hereof, the Company is in default in its payment obligations under (i) the December 2004 Convertible Note which was due on July 3, 2006 in the principal amount plus accrued interest of $544,827, (ii) the 2005 Convertible Debentures and the 2006 6% Convertible Notes (which each contain cross default provisions), as a result of the December 2004 Convertible Note default, in the principal amounts plus accrued interest of $1,826,867 and $3,645,949, respectively. In addition, the Company is in default under the 2005 Convertible Debentures for failure to file a post-effective amendment to its registration statement on Form SB-2 by July 10, 2006 as required by the 2005 Convertible Debentures. The Company is also in default under the 2006 6% Convertible Notes for failure to file a registration statement within the 20-day grace period after the August 21, 2006 filing deadline.

On November 20, 2006, the 2004 Convertible Note holder agreed to extend the maturity date of the Note to December 31, 2006. On November 21, 2006, the 6% Convertible Note holders have waived the default under their agreement and agreed to extend the registration statement filing requirement to December 31, 2006. The Company is currently attempting to have the registration statement filing requirement extended in the 2005 Convertible Debentures.

Item 5.	Other Information

Effective October 31, 2006 all of the Company’s employees resigned, except for William Pursley, the Company’s Chief Executive Officer, who has agreed to serve through December 31, 2006.

Effective October 31, 2006, Donald Fallon resigned as Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary and Norman Barton, M.D., Ph.D. resigned as Executive Vice President and Chief Medical Officer of the Company.

Effective November 1, 2006 and November 16, 2006, John W. Griffin, M.D. and Leonard A. Mudry, respectively, each resigned as a director of the Company.

None of such resignations were as a result of any disagreement with the Company on any matter relating to its operations, policy or practices.

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

Item 6.	Exhibits

Exhibit Number	Description
2.1	Certificate of Ownership and Merger of CepTor Corporation into CepTor Research and Development Company (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 31, 2005 (the ‘‘January 2005 8-K’’))
3.1	Amended and Restated Certificate of Incorporation, dated January 27, 2005 (incorporated herein by reference to Exhibit 3.1 to the January 2005 8-K)
3.2	Certificate of Correction to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 10, 2005)
3.3	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.2 to the January 2005 8-K)
4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (the ‘‘2004 10-KSB’’))
4.2	CepTor Agreement, dated March 31, 2004 (the ‘‘CepTor Agreement’’), by and among William Pursley, Xechem and the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated December 9, 2004 (the ‘‘2004 Form 8-K’’))
4.3	First Amendment to CepTor Agreement effective April 23, 2004, by and among William Pursley, the Company and Xechem (incorporated herein by reference to Exhibit 4.2 to the 2004 8-K)
4.4	Second Amendment to CepTor Agreement, dated December 9, 2004, by and among William Pursley, the Company and Xechem (incorporated by reference to Exhibit 4.3 to the 2004 8-K)
4.5	Form of Unit Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on February 11, 2005 (the ‘‘Form SB-2’’))
4.6	Form of Amended and Restated Convertible Promissory Note (incorporated herein by reference to Exhibit 4.7 to the 2004 10-KSB)
4.7	Form of Subscription Agreement (incorporated herein by reference to Exhibit 4.6 to the Form SB-2)
4.8	Securities Purchase Agreement, dated June 17, 2005 by and between the Company, Xechem and William Pursley (incorporated herein by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on June 20, 2005)
4.9	Common Stock Purchase Agreement, dated October 7, 2005, between the Company and Fusion Capital Fund II, LLC (‘‘Fusion’’) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 11, 2005 (the ‘‘October 2005 8-K’’))
4.10	Registration Rights Agreement, dated October 7, 2005, between the Company and Fusion (incorporated herein by reference to Exhibit 4.2 to the October 2005 8-K)
4.11	Common Stock Warrant with Fusion, dated October 7, 2005 (incorporated by reference herein to Exhibit 4.1 to the October 2005 8-K)

Exhibit Number	Description
4.12	Agreement between the Company and Brown Advisory Securities, LLC, dated May 20, 2005 (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on October 17, 2005 (the ‘‘October 2005 SB-2’’))
4.13	Secured Convertible Debenture, dated December 9, 2005, issued by the Company to Cornell Capital (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed December 15, 2005 (‘‘December 2005 8-K’’))
4.14	Warrant issued to Cornell Capital, dated December 9, 2005 (incorporated herein by reference to Exhibit 4.2 to the December 2005 8-K)
4.15	Form of Redemption Warrant to Cornell Capital (incorporated herein by reference to Exhibit 4.3 to the December 2005 8-K)
4.16	$250,000 Convertible Promissory Note, dated December 9, 2005, to Harbor Trust (incorporated herein by reference to Exhibit 4.4 to the December 2005 8-K)
4.17	$452,991.10 Amended Promissory Note, dated December 9, 2005, to Harbor Trust (incorporated herein by reference to Exhibit 4.5 to the December 2005 8-K)
4.18	Secured Convertible Debenture, dated December 28, 2005, issued by the Company to Cornell Capital (incorporated herein by reference to Exhibit 4.10 to the Company’s Registration Statement on Form SB-2, dated December 29, 2005 (‘‘December 2005 SB-2’’))
4.19	Non-Qualified Option Certificate and Addendum thereto, dated March 3, 2006, to Little Gem Life Sciences Fund, LLC (incorporated herein by reference to Exhibit 4.18 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 (‘‘2005 10-KSB’’))
4.20	Non-Qualified Option Certificate and Addendum thereto, dated March 3, 2006, to Peter Chung (incorporated herein by reference to Exhibit 4.19 to the 2005 10-KSB)
4.21	Placement Agency Agreement (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2006)
4.22	Form of Subscription Agreement (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2006)
4.23	Form of 6% Convertible Note (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2006)
4.24	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2006)
4.25	Assignment Agreement, dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2006)
4.26	Secured Convertible Debenture with Longview Fund, LP, dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2006)
4.27	Secured Convertible Debenture with Longview Fund, LP, dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2006)

Exhibit Number	Description
4.28	Secured Convertible Debenture with Alpha Capital, Aktiengesellschaft, dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2006)
4.29	Secured Convertible Debenture with Ellis International Ltd., dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2006)
4.30	Secured Convertible Debenture with Momona Capital, dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2006)
4.31	Warrant, dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2006)
4.32	Securities Purchase Agreement, dated August 14, 2006, by and between the Company and the signatories thereto (incorporated herein by reference to Exhibit 4.32 to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 (‘‘June 30, 2006 10-QSB’’))
10.1	Employment Agreement, dated March 31, 2004, by and between William H. Pursley and the Company (incorporated herein by reference to Exhibit 10.1 to the Form SB-2)
10.2	Founders’ Plan (incorporated herein by reference to Exhibit 10.5 to the Form SB-2)
10.3	2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.6 to the Form SB-2)
10.4	Deferred Stock Plan for Non-Employee Directors under the 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the 2004 10-KSB)
10.5	2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the 2005 10-KSB)
10.6	Sublease Agreement, dated March 4, 2004, by and between the Company and Millennium Inorganic Chemicals, Inc. (incorporated herein by reference to Exhibit 10.7 to the Form SB-2)
10.7	Exclusive License Agreement, dated September 15, 2004, between the Company and JCR Pharmaceuticals Company, Ltd. (incorporated herein by reference to Exhibit 10.8 to the Form SB-2)
10.8	Indemnification Agreement, dated October 6, 2005, by and between William H. Pursley and the Company (incorporated herein by reference to Exhibit 10.9 to the October 2005 SB-2)
10.9	Securities Purchase Agreement, dated December 9, 2005, between the Company and Cornell Capital (incorporated herein by reference to Exhibit 10.1 to the December 2005 8-K)
10.10	Side Letter, dated December 9, 2005, between the Company and Cornell Capital (incorporated herein by reference to Exhibit 10.2 to the December 2005 8-K)
10.11	Investor Registration Rights Agreement, dated December 9, 2005, between the Company and Cornell Capital (incorporated herein by reference to Exhibit 10.3 to the December 2005 8-K)
10.12	Security Agreement, dated December 9, 2005, between the Company and Cornell Capital (incorporated herein by reference to Exhibit 10.4 to the December 2005 8-K)

Exhibit Number		Description
10.13		Rights Agreement, dated March 7, 2006, between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, dated March 8, 2006)
10.14		Manufacture and Supply Agreement entered into as of April 18, 2005 by and among Peninsula Laboratories Inc., Bachem AG, Bachem Americas and the Company (incorporated by reference herein to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005)
10.15		Term Sheet, dated May 3, 2006, by and between the Company and Margie Chassman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 9, 2006)
31	.1*	Section 302 Certification of Principal Executive Officer
31	.2*	Section 302 Certification of Principal Financial Officer
32	.1*	Section 906 Certification of Principal Executive Officer
32	.2*	Section 906 Certification of Principal Financial Officer

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEPTOR CORPORATION
Dated: November 22, 2006	By:	/s/ William H. Pursley
William H. Pursley Chairman and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1	Certificate of Ownership and Merger of CepTor Corporation into CepTor Research and Development Company (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 31, 2005 (the ‘‘January 2005 8-K’’))
3.1	Amended and Restated Certificate of Incorporation, dated January 27, 2005 (incorporated herein by reference to Exhibit 3.1 to the January 2005 8-K)
3.2	Certificate of Correction to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated February 10, 2005)
3.3	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.2 to the January 2005 8-K)
4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (the ‘‘2004 10-KSB’’))
4.2	CepTor Agreement, dated March 31, 2004 (the ‘‘CepTor Agreement’’), by and among William Pursley, Xechem and the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated December 9, 2004 (the ‘‘2004 Form 8-K’’))
4.3	First Amendment to CepTor Agreement effective April 23, 2004, by and among William Pursley, the Company and Xechem (incorporated herein by reference to Exhibit 4.2 to the 2004 8-K)
4.4	Second Amendment to CepTor Agreement, dated December 9, 2004, by and among William Pursley, the Company and Xechem (incorporated by reference to Exhibit 4.3 to the 2004 8-K)
4.5	Form of Unit Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on February 11, 2005 (the ‘‘Form SB-2’’))
4.6	Form of Amended and Restated Convertible Promissory Note (incorporated herein by reference to Exhibit 4.7 to the 2004 10-KSB)
4.7	Form of Subscription Agreement (incorporated herein by reference to Exhibit 4.6 to the Form SB-2)
4.8	Securities Purchase Agreement, dated June 17, 2005 by and between the Company, Xechem and William Pursley (incorporated herein by reference to Exhibit 99.01 to the Company’s Current Report on Form 8-K filed on June 20, 2005)
4.9	Common Stock Purchase Agreement, dated October 7, 2005, between the Company and Fusion Capital Fund II, LLC (‘‘Fusion’’) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 11, 2005 (the ‘‘October 2005 8-K’’))
4.10	Registration Rights Agreement, dated October 7, 2005, between the Company and Fusion (incorporated herein by reference to Exhibit 4.2 to the October 2005 8-K)
4.11	Common Stock Warrant with Fusion, dated October 7, 2005 (incorporated by reference herein to Exhibit 4.1 to the October 2005 8-K)

Exhibit Number	Description
4.12	Agreement between the Company and Brown Advisory Securities, LLC, dated May 20, 2005 (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 as filed with the SEC on October 17, 2005 (the ‘‘October 2005 SB-2’’))
4.13	Secured Convertible Debenture, dated December 9, 2005, issued by the Company to Cornell Capital (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed December 15, 2005 (‘‘December 2005 8-K’’))
4.14	Warrant issued to Cornell Capital, dated December 9, 2005 (incorporated herein by reference to Exhibit 4.2 to the December 2005 8-K)
4.15	Form of Redemption Warrant to Cornell Capital (incorporated herein by reference to Exhibit 4.3 to the December 2005 8-K)
4.16	$250,000 Convertible Promissory Note, dated December 9, 2005, to Harbor Trust (incorporated herein by reference to Exhibit 4.4 to the December 2005 8-K)
4.17	$452,991.10 Amended Promissory Note, dated December 9, 2005, to Harbor Trust (incorporated herein by reference to Exhibit 4.5 to the December 2005 8-K)
4.18	Secured Convertible Debenture, dated December 28, 2005, issued by the Company to Cornell Capital (incorporated herein by reference to Exhibit 4.10 to the Company’s Registration Statement on Form SB-2, dated December 29, 2005 (‘‘December 2005 SB-2’’))
4.19	Non-Qualified Option Certificate and Addendum thereto, dated March 3, 2006, to Little Gem Life Sciences Fund, LLC (incorporated herein by reference to Exhibit 4.18 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 (‘‘2005 10-KSB’’))
4.20	Non-Qualified Option Certificate and Addendum thereto, dated March 3, 2006, to Peter Chung (incorporated herein by reference to Exhibit 4.19 to the 2005 10-KSB)
4.21	Placement Agency Agreement (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2006)
4.22	Form of Subscription Agreement (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2006)
4.23	Form of 6% Convertible Note (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2006)
4.24	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2006)
4.25	Assignment Agreement, dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2006)
4.26	Secured Convertible Debenture with Longview Fund, LP, dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2006)
4.27	Secured Convertible Debenture with Longview Fund, LP, dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2006)

Exhibit Number	Description
4.28	Secured Convertible Debenture with Alpha Capital, Aktiengesellschaft, dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2006)
4.29	Secured Convertible Debenture with Ellis International Ltd., dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2006)
4.30	Secured Convertible Debenture with Momona Capital, dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2006)
4.31	Warrant, dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2006)
4.32	Securities Purchase Agreement, dated August 14, 2006, by and between the Company and the signatories thereto (incorporated herein by reference to Exhibit 4.32 to the June 30, 2006 10-QSB)
10.1	Employment Agreement, dated March 31, 2004, by and between William H. Pursley and the Company (incorporated herein by reference to Exhibit 10.1 to the Form SB-2)
10.2	Founders’ Plan (incorporated herein by reference to Exhibit 10.5 to the Form SB-2)
10.3	2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.6 to the Form SB-2)
10.4	Deferred Stock Plan for Non-Employee Directors under the 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the 2004 10-KSB)
10.5	2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the 2005 10-KSB)
10.6	Sublease Agreement, dated March 4, 2004, by and between the Company and Millennium Inorganic Chemicals, Inc. (incorporated herein by reference to Exhibit 10.7 to the Form SB-2)
10.7	Exclusive License Agreement, dated September 15, 2004, between the Company and JCR Pharmaceuticals Company, Ltd. (incorporated herein by reference to Exhibit 10.8 to the Form SB-2)
10.8	Indemnification Agreement, dated October 6, 2005, by and between William H. Pursley and the Company (incorporated herein by reference to Exhibit 10.9 to the October 2005 SB-2)
10.9	Securities Purchase Agreement, dated December 9, 2005, between the Company and Cornell Capital (incorporated herein by reference to Exhibit 10.1 to the December 2005 8-K)
10.10	Side Letter, dated December 9, 2005, between the Company and Cornell Capital (incorporated herein by reference to Exhibit 10.2 to the December 2005 8-K)
10.11	Investor Registration Rights Agreement, dated December 9, 2005, between the Company and Cornell Capital (incorporated herein by reference to Exhibit 10.3 to the December 2005 8-K)
10.12	Security Agreement, dated December 9, 2005, between the Company and Cornell Capital (incorporated herein by reference to Exhibit 10.4 to the December 2005 8-K)

Exhibit Number		Description
10.13		Rights Agreement, dated March 7, 2006, between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, dated March 8, 2006)
10.14		Manufacture and Supply Agreement entered into as of April 18, 2005 by and among Peninsula Laboratories Inc., Bachem AG, Bachem Americas and the Company (incorporated by reference herein to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005)
10.15		Term Sheet, dated May 3, 2006, by and between the Company and Margie Chassman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 9, 2006)
31	.1*	Section 302 Certification of Principal Executive Officer
31	.2*	Section 302 Certification of Principal Financial Officer
32	.1*	Section 906 Certification of Principal Executive Officer
32	.2*	Section 906 Certification of Principal Financial Officer

*	Filed herewith.