Form 10KSB
period 2006-12-31
CepTor CORP
filed 2007-04-17
CIK 1231472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(MARK ONE)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

CEPTOR CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	11-2897392
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

462 Seventh Avenue, Suite 1200 New York, New York 10018
(Address of principal executive offices) (Zip Code)

(212) 629-0804
(Issuer's telephone number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The issuer had no revenues during the fiscal year ended December 31, 2006.

The aggregate market value of the issuer's common equity held by non-affiliates, as of April 11, 2007 was $1,001,327.

As of April 11, 2007, there were 15,550,069 shares of the issuer's common equity outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Summary of Current State of Business Affairs

Since its inception, CepTor Corporation (hereinafter “CepTor” or the “Company”) has devoted its efforts and resources to the development of its receptor mediated drug-targeting platform for neuromuscular and neurodegenerative diseases, and to raising the funds necessary to continue this research. Its two lead compounds are Myodur™, for neuromuscular disease, and Neurodur™, for neurodegenerative diseases. In January 2006, CepTor submitted an Investigational New Drug Application (IND) to the Food and Drug Administration (FDA) for Myodur™ with the hope and expectation of beginning clinical trials for this compound following approval of the IND. Since that time, the IND has remained on “clinical hold” pending resolution of certain issues raised by the FDA. Most recently, in October 2006, the Company was advised that, despite its efforts to resolve the concerns and issues previously raised by the FDA, the IND would remain on hold pending further testing and research as directed by the FDA.

We believe, but cannot be certain, that the issues raised by the FDA in connection with our IND for Myodur™ can be successfully resolved and that an IND will ultimately win FDA approval, and we continue to remain optimistic about the promise and potential of our neuromuscular and neurodegenerative compounds. However, our existing investors have advised us that they were unwilling to continue to fund either the research and development costs required to fully prosecute the IND filing, or the general operating costs necessary to keep the business afloat as those research and development activities continued. With no other financial resources available to us, we had no choice but to cease all efforts related to the research and development of our compounds, terminate all of our employees, and close down our corporate offices in Maryland. At present, we are maintaining our operations as a “virtual” office operated out of New York City and have one part-time employee, Howard Becker, our newly appointed CEO.

The Myodur™ and Neurodur™ technologies represent substantially all of the focus of the Company, and those technologies have been pledged to certain secured creditors under a credit facility entered into by the Company in late 2005. Based on the currently realizable value of our early stage technologies, we do not believe that the liquidation of those assets would generate more than the amount of the debt which is secured by these technologies. However, rather than merely sell off the assets and terminate all operations, file a bankruptcy petition or consent to the foreclosure of the assets by the secured creditors, we have instead been focusing on a two-part strategy, in cooperation with the existing secured creditors, whereby (i) our existing technologies will be divested from the corporation pursuant to a transaction that will allow CepTor to retain significant upside should the technologies ultimately fulfill their promise as marketable and commercially viable products, and (ii) a new technology will be acquired by the Company around which we could restructure our affairs. Any such transaction would have to have the full support of the existing secured creditors, as they have a priority position with respect to all of CepTor’s current assets.

With respect to seeking to identify the best transaction related to the existing CepTor technologies, our goal has been to find a transaction which will allow the research and development efforts to continue despite the absence of immediately available funds, and will give CepTor meaningful financial upside should the technologies progress and ultimately achieve commercialization. After considering a number of potential transactions, including straight licensing arrangements that would have resulted in CepTor licensing the technologies to a large corporation in exchange for a limited future royalty, management has concluded that the best available opportunity, and the one most likely to result in the advancement of the technologies on terms fair to CepTor, would be a transaction with the original founding scientists, Dr Alfred Stracher and Dr. Leo Kesner.

As described more fully below (see “DESCRIPTION OF BUSINESS—Business--Transfer of Technologies to New Entity to be Controlled by Founding Scientists”), on March 29, 2007, we executed a term sheet (which is subject to Board and secured creditor approval, which is intended to be obtained in the second part of April 2007, after this Form 10-KSB is filed) with Drs. Stracher and Kesner, pursuant to which our Myodur™ and Neurodur™ technologies will be assigned to a new corporation controlled by them (“Newco”), and these scientists will dedicate their efforts to the continued research and development activities for these products, with the initial goal of getting the FDA process back on track. CepTor will retain a substantial minority interest in Newco, as well as a substantial gross royalty on any product sales should their efforts prove successful. CepTor will have no direct role in the management of Newco and no obligation to fund its activities.

Drs. Stracher and Kesner intend to focus initially on pursuing the availability of grant funding to move the projects forward, while at the same time seeking to attract outside investment or an appropriate third-party transaction that will ensure the project garners adequate funding to move through the FDA process. Should Newco succeed in its efforts to advance the technologies, CepTor will benefit through its significant equity stake and, should the projects prove commercially viable, through its gross royalty on eventual product sales. Upon consummation of the transaction with Drs. Stracher and Kesner, CepTor will have no material remaining assets (other than its minority interest in Newco and its royalty rights granted as part of that transaction). CepTor’s existing secured creditors will retain a security interest in CepTor’s ownership interest in the newly formed entity and income streams from the royalty interest.

To return to economic viability, CepTor has been focusing its attentions and efforts toward identifying a transaction which, if consummated, will result in a new technology being acquired by CepTor which has better prospects for attracting investment and more quickly achieving commercial viability. Although no final agreement has yet been entered into, we are currently in advanced negotiations with a private biotech company that would result in CepTor acquiring, continuing to develop and seeking to commercialize a new technology platform. Details regarding that potential transaction will be reported if and when the final terms of a transaction are mutually agreed to. Should our efforts regarding the transaction currently being negotiated fail to be successfully concluded, we will continue to seek an alternative transaction that will result in our acquiring a new technology around which to restructure our affairs

Regardless of what transaction may ultimately materialize, it is clear that in order to consummate the acquisition of any new technology, we will first have to consensually restructure our approximately $4 million in trade debt. In that regard, in December 2006, CepTor offered a ten (10%) percent cash payment to its existing trade creditors in exchange for a release of their claims. The funding of any such settlement would be provided by current investors. The offer was predicated on the acceptance of the holders of not less than 90% of the total trade debt. Although a large majority of the Company’s creditors accepted the proposal, the Company failed to reach the minimum threshold level of acceptances, and the offer has not been consummated. As CepTor works to finalize an arrangement for the acquisition of a new technology, we expect to circulate a revised offer to our creditors that we hope will be accepted. Without such acceptance, we do not believe that we will be able to successfully close any transaction for a new technology, which would likely leave us with no choice but to further wind down our affairs.

Given our present financial circumstances, we believe that our two-part strategy of divesting CepTor of its existing technologies, thereby enabling those technologies to continue their development with appropriate upside for CepTor, and seeking to finalize a transaction to acquire a commercially viable new technology around which to reorganize CepTor’s affairs, offers the best and perhaps only chance of realizing value for all of our shareholders, creditors and other stakeholders. However, there is no assurance that these efforts will prove to be successful, or that CepTor will not be forced to cease operations.

Corporate History

We were incorporated in Delaware in 1986 under the name Aloe Scientific Corporation. In 1988 our name was changed to CepTor Corporation. Until December 2003 our stock was held by ten persons and our operations were privately funded by loans from our owners, through research grants, and by testing and development agreements with third parties. In January 2004 we were acquired by Xechem International, Inc. ("Xechem") in a stock-for-stock transaction. Thereafter, Xechem determined that it would be in its and our best interest to spin-off our company to permit us to seek separate financing in order to pursue further development of our products. As a result, on December 8, 2004, we completed a merger (the "Merger") with Medallion Crest Management, Inc., a Florida corporation ("Medallion"), a public company. Medallion acquired all of our outstanding capital stock in exchange for 5,278,068 shares of Medallion common stock and assumption of certain obligations.

On December 8, 2004 we also filed an amendment to our Articles of Incorporation in order to adopt the name CepTor Corporation and to authorize our Series A Convertible Preferred Stock, par value $0.0001 per share ("Series A Preferred Stock"). As a result of these transactions, we succeeded to the type of business conducted by CepTor Corporation since 1986 as our sole line of business under the direction of a management team appointed by Xechem in 2004, and relocated our principal executive offices to Hunt Valley, Maryland.

On January 31, 2005, we merged with our wholly-owned subsidiary to change our domicile to Delaware from Florida and to collapse the parent-subsidiary relationship resulting from the December 8, 2004 transactions.

In the fourth quarter of 2006, all of CepTor’s then-remaining employees either resigned or were terminated because of an absence of sufficient funds to both continue with the research and development efforts related to the Company’s existing technologies and to cover the costs of ongoing operations. In December 2006, Howard Becker was appointed as the Chief Executive Officer of the Company, and was also appointed as a director. He is currently our only employee and is working on a part time basis for CepTor. The Company’s offices were relocated from Maryland to New York City effective January 1, 2007, and the Company is currently being run as a “virtual company” pending the consummation of the transaction with Drs. Stracher and Kesner designed to enable the existing technologies to continue to be developed, and the finalization of a transaction for the acquisition of a new technology that would give CepTor the chance to become a viable, commercially successful entity.

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

Financings

In connection with the Merger, we also completed the closing of a private offering of our securities ("Private Placement") in which we sold an aggregate of 511.65 Units to accredited investors in the Private Placement, pursuant to the terms of a Confidential Private Placement Memorandum dated October 22, 2004, as supplemented. Each Unit consists of one share of Series A Preferred Stock and a three-year warrant to purchase our common stock, par value $0.0001 per share ("Common Stock") at $2.50 per share. Each share of Series A Preferred Stock is convertible into 10,000 shares of Common Stock and each unit warrant entitles the holder to purchase 5,000 shares of Common Stock for $2.50 per share. The Units were offered by Brookshire Securities Corporation ("Placement Agent") pursuant to a placement agent agreement, as amended ("Placement Agent Agreement"), under which the Placement Agent is entitled, in addition to a percentage of gross proceeds of the Private Placement, to receive 300,000 shares of Common Stock and a warrant to purchase up to an aggregate of 10% of the shares of Common Stock into which the Series A Preferred Stock may be converted that are sold in the Private Placement. We realized gross proceeds from the Private Placement of $12,791,250, before payment of commissions and expenses.

On December 9, 2005, we entered into a securities purchase agreement (the "Securities Purchase Agreement") with Cornell Capital Partners, LP ("Cornell Capital") pursuant to which Cornell Capital purchased from us, in a private placement, secured convertible debentures in the principal amount of $1,000,000 (the "Cornell Convertible Debentures") on each of December 9, 2005 and December 28, 2005, which Debentures bear interest at the rate of 8% per year. Each Cornell Convertible Debenture has a three-year maturity from the date of issuance and is subject to earlier conversion or redemption pursuant to its terms.

Cornell Capital was granted the right to convert a portion or all of the outstanding principal and interest under the Cornell Convertible Debentures into shares of Common Stock at a conversion price per share equal to the lesser of $0.9765 (105% of the closing bid price of the Common Stock on December 8, 2005) (the "Fixed Price") or (ii) 95% of the lowest closing bid price of the Common Stock for the twenty trading days immediately preceding the conversion date (the "Floating Price" and together with the Fixed Price, the "Conversion Price"), subject to adjustment as provided in the Cornell Convertible Debentures; provided, that any such conversion based on the Floating Price will generally be limited to $150,000 of principal outstanding under the Cornell Convertible Debentures in any thirty day period; and further provided, that Cornell Capital may not convert the Cornell Convertible Debentures into shares of Common Stock if such conversion would result in Cornell Capital, together with its affiliates, beneficially owning in excess of 4.9% of the then issued and outstanding shares of Common Stock, but upon 65 days notice, may waive this restriction. The Conversion Price and number of shares of Common Stock issuable upon conversion of the Cornell Convertible Debentures are subject to certain exceptions and adjustment for stock splits and combinations and other dilutive events.

Subject to the terms and condition of the Cornell Convertible Debentures, we have the right at any time upon three business days' notice to redeem the Cornell Convertible Debentures, in whole or in part. If the closing bid price of the Common Stock is less than the Fixed Price at the time of the redemption, we are obligated to pay, in addition to the principal and accrued interest being redeemed, a redemption premium of 8% of the principal amount being redeemed (the "Redemption Amount"). If the closing bid price is greater than the Fixed Price, we may redeem up to 50% of the principal amount at the Redemption Amount and the remaining 50% at the greater of the (x) Redemption Amount or (y) the market value of the Common Stock. In addition, Cornell Capital will receive a three-year warrant to purchase 25,000 shares of Common Stock for every $100,000 redeemed by us, on a pro rata basis, at an exercise price per share of $0.9765 (the "Redemption Warrant").

If an Event of Default (as such term is defined in the Cornell Convertible Debentures) occurs, any principal and accrued interest outstanding will become immediately due and payable, in cash or Common Stock, at Cornell Capital's election.

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

We have granted a security interest in all of our assets to Cornell Capital to secure our obligations under the Cornell Convertible Debentures.

On June 29, 2006, Cornell Capital, the Company and certain assignees (each an ‘‘Assignee’’) entered into an assignment agreement (‘‘Assignment Agreement’’) by and between Cornell Capital and various assignees (each an ‘‘Assignee’’) which provides for, among other things, the assignment of the unpaid and unconverted amounts outstanding under each of the Cornell Convertible Debentures to the Assignees in the amounts listed in the Assignment Agreement. All of the terms and conditions remain unchanged in the Cornell Convertible Debentures except that the Assignment Agreement provides that the Company may not redeem the Cornell Convertible Debentures, in whole or in part. The all asset pledge that secured the Securities Purchase Agreement was assigned to the Assignees, who continue to hold a security interest in all of the Company’s assets.

On December 9, 2005, we issued a convertible promissory note (the "Harbor Note") in the principal amount of $250,000 to Harbor Trust which bears interest at the rate of 6% percent per year. All unpaid principal and interest under the Harbor Note were due and payable on December 9, 2006. No payment of principal or interest was made at that time or since, and we are presently in default of our payment obligations under the Harbor Note. The Harbor Note is convertible, in whole or in part, at any time, into Common Stock at a conversion price of $1.00 per share, subject to certain limitations on conversion as set forth in the Harbor Note, including where the resulting number of shares converted on a cumulative basis, would exceed 19.99% of the total number of shares of Common Stock outstanding and, subject to a conversion price adjustment in the event we offer or sell an option to acquire Common Stock at a price per share less than the conversion price.

On May 26, 2006, we entered into a placement agency agreement and term sheet for a private offering of one-year 6% convertible notes in an aggregate principal amount of up to $6,000,000 (the ‘‘2006 6% Convertible Notes’’). We offered the 2006 6% Convertible Notes on a ‘‘best efforts’’ basis only to ‘‘accredited investors’’ (as defined in Rule 501 (a) of Regulation D under Section 4(2) of the Securities Act of 1933, as amended) by offer letter dated May 25, 2006 (the ‘‘Offer Letter’’), which sets forth the terms and conditions of the offering.

The 2006 6% Convertible Notes are payable one year after the date of funding, or earlier upon acceleration following the occurrence of an ‘‘Event of Default’’, as defined in the 2006 6% Convertible Notes. Interest on the 2006 6% Convertible Notes will accrue from the date of issue at 6% per annum, or 12 % per annum upon the occurrence of an Event of Default. The principal of, and accrued interest on, the 2006 6% Convertible Notes is convertible into shares of common stock, at the option of the holders of the 2006 6% Convertible Notes, at an initial conversion price per share of $0.15, subject to adjustment for certain issuances or events that will result in dilution (the ‘‘Fixed Conversion Price’’). Since the 2006 6% Convertible Notes had not been fully converted or repurchased for 200% of their principal amount by September 30, 2006, on October 1, 2006, the conversion price became the lesser of (i) the Fixed Conversion Price and (ii) 90% of the lowest closing price (or, if no closing price is available, the average of closing bid and asked prices) of the Company’s common stock for the 20 trading days immediately preceding the date on which a notice of conversion is delivered (the ‘‘Floating Conversion Price’’).

Purchasers of 2006 6% Convertible Notes who had not previously purchased shares of the our Series A Convertible Preferred Stock, par value $0.0001 per share (the ‘‘Preferred Stock’’) received, without additional consideration, five-year warrants to purchase a number of additional shares of common stock equal to 100% of the number of shares that the purchaser may initially acquire upon conversion of the 2006 6% Convertible Notes, at an initial exercise price of $0.30 per share, subject to adjustment for certain issuances and events that will result in dilution. Purchasers of 2006 6% Convertible Notes who purchased shares of Preferred Stock will be issued a number of additional shares of common stock upon conversion of the Preferred Stock, based upon the principal amount of 2006 6% Convertible Notes purchased relative to the total purchase price of the shares of Preferred Stock purchased, which will effectively reduce the per share conversion price of the Preferred Stock so that it is the same as the conversion price per share of the 2006 6% Convertible Notes, or to the extent purchasers have converted shares of Preferred Stock, but not sold the common stock received upon conversion, we will issue a number of additional shares of common stock that will provide equivalent value, in each case without additional consideration. We will issue warrants to purchase a number of additional shares of common stock at $0.15 that will provide equivalent value, to those purchasers of 2006 6% Convertible Notes who have sold or otherwise disposed of shares of common stock received upon conversion of Preferred Stock. We have also reduced to $0.30 the per share exercise price of warrants purchasers of the 2006 6% Convertible Notes received with their purchase of Preferred Stock, to the extent of the principal amount of 2006 6% Convertible Notes purchased relative to the total purchase price for the shares of Preferred Stock, subject to our right, after the registration statement referred to below has become effective, to force the exercise of those warrants on 20 days’ notice by offering to purchase those warrants for a nominal price if the closing price per share of the common stock exceeds $0.45 for ten consecutive trading days.

Default of Various Obligations

The Company has been unsuccessful in its efforts to raise the necessary capital to fully execute its business plan and has not been able to remain current with respect to the payment terms of any of its operating obligations including its trade payables which aggregated approximately $3.9 million at December 31, 2006. In addition, as described in Note 12, the Company is in default of substantially all of its note obligations, which amount to approximately $6,314,180 in aggregate principal amount. These defaults occurred principally as a result of (i) the Company's failure to make the required payments of principal and interest under certain of these obligations (which triggered cross default provisions under the remaining note obligations), (ii)its failure to file a registration statement pursuant to the 2006 6% Convertible Notes within a specified period, and (iii) its failure to file a post-effective amendment to its registration statement on Form SB-2 covering shares issuable under the Cornell Convertible Debentures within a specified period. The Company is also required to, but currently does not, have sufficient authorized but unissued shares available to settle its Convertible Debentures and all of its derivative and other financial instruments.

BUSINESS

Historical

We are a development-stage biopharmaceutical company which historically had been engaged in the research and development of therapeutic products for neuromuscular, neurodegenerative and other diseases with a focus on orphan diseases (defined as those which affect less than 200,000 people). Our goal has always been to increase the quality and quantity of life of people suffering with these diseases. Since our inception, we have devoted our efforts and resources to the development of our receptor mediated drug-targeting platform for neuromuscular and neurodegenerative diseases, and to raising the funds necessary to continue this research.

We currently do not have, and historically have never had, any revenues from operations and have funded the development of our products through the sale of our securities and other loans and equity contributions. Our ability to continue as a going concern is and has always been entirely dependent on securing sufficient capital from outside lenders and investors. In recent months, we have been unsuccessful in our efforts to secure the necessary capital to execute our business plan or to continue to develop our existing technologies, and have not been able to remain current with respect to the payment terms of our operating obligations. In addition, we have substantial convertible debt obligations which are currently in default, and we have not identified any means to satisfy such obligations, and have no immediate prospects of doing so. We have exhausted substantially all of our capital resources, terminated substantially all of our employees except for our newly appointed, part-time chief executive officer and are currently unable to pursue further direct development of our product candidates.

CepTor’s current financial and operational predicament is based largely on our inability to date to get our IND approved for our lead compound, Myodur™. In October 2006, we were informed by the FDA that our IND for Myodur™ remains on hold pending the resolution of two remaining issues. Additional internal research is required to fully resolve the FDA issues and complete our internal research program, which we estimate would take an additional twelve to eighteen months to complete. We lack the funding that is necessary to resolve these issues and are currently unable to secure financing commitments for this purpose. Due to these remaining issues and the lack of adequate funding, we have halted development of our programs.

In light of our financial situation, we have been focusing on a two-part strategy, in cooperation with the existing secured creditors, whereby (i) our existing technologies will essentially be divested from the corporation pursuant to a transaction that will allow CepTor to retain significant upside should the technologies ultimately fulfill their promise as marketable and commercially viable products, and (ii) we will seek to finalize a transaction for the acquisition of a new technology around which we could restructure our affairs. Any such transaction would have to have the full support of the existing secured creditors, as they have a priority position with respect to all of CepTor’s current assets.

With respect to seeking to identify the best transaction related to the existing CepTor technologies, our goal has been to find a transaction which will allow the research and development efforts to continue despite the absence of immediately available funds, and will give CepTor meaningful upside should the technologies ultimately achieve commercialization. After considering a number of potential transactions, including straight licensing arrangements that would have resulted in CepTor licensing the technologies to a large corporation in exchange for a limited future royalty, management has concluded that the best opportunity for the advancement of the technologies on terms fair to CepTor would be as part of a transaction with the original founding scientists, Dr. Alfred Stracher and Dr. Leo Kesner.

Transfer of Technologies to New Entity to be Controlled by Founding Scientists

On March 29, 2007, we executed a term sheet, subject to Board and secured creditor approval, which we intend to seek in the second half of April, 2007, with Drs. Stracher and Kesner, the original founding scientists of the CepTor technologies, pursuant to which our Myodur™ and Neurodur™ technologies will be assigned to a new private entity (“Newco”) that will initially be owned 55% by Drs. Stracher and Kesner and 45% by CepTor. Drs. Stracher and Kesner will resume the research and development activities for these products, with the goal of getting the FDA process back on track, and initially intend to seek public and private grants to fund their efforts. CepTor will cooperate in efforts to attract outside funding, but will have no direct role in the management of Newco, nor will it be under any obligation to fund Newco’s operations. Other principal terms of the transaction include retention by CepTor of a gross royalty of 8% on all revenues generated by the new entity and a release by the founding scientists of substantial claims against the company related to their consulting agreements with the company. Pursuant to the transaction with Drs. Stracher and Kesner, CepTor’s 45% interest may be further reduced as a result of dilution caused by new investment in the subsidiary, or by transfers of a portion of its interest to creditors or other interested parties. The Company’s existing secured creditors, who collectively have a security interest in all of the Company’s assets, will retain a security interest in the shares of stock of Newco held by CepTor. Should the new corporation succeed in its efforts to advance the technologies, CepTor will benefit through its significant equity stake and, should the projects prove commercially viable, through its gross royalty on eventual product sales.

Acquisition of New Technology Being Pursued

Upon consummation of the transaction with Drs. Stracher and Kesner, CepTor’s only material remaining asset will be its minority interest in the newly formed corporation and its royalty rights granted as part of that transaction. To return to economic viability, CepTor has been focusing its attentions and efforts toward identifying an appropriate transaction supported by its secured creditors, which will result in a new technology being acquired by CepTor which is hoped will have better prospects for attracting investment and more quickly achieving commercial viability. Although no final agreement has yet been entered into, we are currently in advanced negotiations with a private biotech company that would result in CepTor acquiring, continuing to develop and seeking to commercialize a new technology platform. Details regarding that potential transaction will be reported if and when the final terms of a transaction are mutually agreed to. Should our efforts regarding the transaction currently being negotiated fail to be successfully concluded, we will continue to pursue an alternative transaction that will result in our acquiring a new technology around which to restructure our affairs.

Regardless of what transaction may ultimately materialize, it is clear that a likely pre-condition of any possible transaction will be the successful, consensual restructuring of CepTor’s approximately $4 million in trade debt. In anticipation of possibly entering into such a transaction, in December 2006, CepTor offered a ten (10%) percent cash payment to its existing trade creditors in exchange for a release of their claims. The offer was predicated on the acceptance of the holders of not less than 90% of the total trade debt. Although a large majority of the Company’s creditors accepted the proposal, the Company failed to reach the threshold level of acceptances, and the offer has not been consummated. As CepTor works to finalize an arrangement for the acquisition of a new technology, we expect to circulate a revised offer to our creditors that we hope will be accepted.

If we are not able to finalize a transaction that results in the acquisition of a new commercially viable technology, including the requirement that we first consensually restructure our remaining outstanding trade debt, we will likely have no choice but to wind down our affairs and/or commence bankruptcy proceedings. There can be no assurance that we will be successful either in winning support from our existing trade creditors for the voluntary restructuring of their debts, or that we will finalize and close upon a transaction for a new technology around which to reorganize CepTor’s affairs. In addition, all of our assets are pledged to certain secured creditors to secure our repayment obligations to them. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

EXISTING TECHNOLOGY

The description below relates to the existing CepTor technologies which are being assigned to Newco as part of the above-described transaction with Drs. Stracher and Kesner. Given the retention by CepTor of a substantial minority interest in Newco, as well as certain royalty rights, the information related to our existing technologies is useful for purposes of evaluating the value to CepTor of its retained investment in Newco.

Through an existing proprietary platform technology, our efforts, prior to the suspension of all ongoing research and development activities, had been directed to the pursuit of drug candidates that exploit the understanding that activation of the cysteine protease calpain initiates the cellular degradation that accompanies many neuromuscular and neurodegenerative diseases. Early studies undertaken by us found that the calpain inhibitor leupeptin substantially ameliorated the degenerative effects of these diseases. Our technology includes utilizing the carrier molecules carnitine and taurine, which are used to target various passenger molecules, including our analogue of leupeptin, to skeletal muscle cells and nerve cells, respectively. This provides for potential applications of this technology in muscular dystrophy, multiple sclerosis (MS), epilepsy, ALS, CIDP, cancer cachexia, AIDS wasting, traumatic nerve injury, retinal degeneration, ototoxicity, Alzheimer's disease, Huntington's disease and cardiomyopathies.
We have been issued compound patents on both carrier molecules (carnitine and taurine) in combination with any passenger molecule and have received orphan drug status for Myodur™ for Duchenne and Becker muscular dystrophy. Additional provisional and other patent applications have been filed or are in process (see DESCRIPTION OF BUSINESS—Intellectual Property).

Much of our existing technology is based on muscle and nerve cell targeting for calpain inhibition. Calpain exists in every cell of the body and is a protease that degrades cells naturally, in a normal metabolic process, in concert with new cells that are constantly being generated. If calpain is up regulated abnormally, the cellular degradation process breaks down cells and tissues faster than they can be restored, resulting in several serious neuromuscular and neurodegenerative diseases. Whether by genetic defect, trauma or insult, if cell membrane integrity is compromised, it can lead to up regulation of calpain causing deleterious muscle or nerve cell and tissue degradation. Although the subject of our continued research, we believe this to be because the cell membrane defect allows the entry of extracellular calcium ions into the cell, which, consequently, up regulates calpain. Our technology is designed to target calpain inhibitors to muscle and nerve cells preventing degradation of those tissues.

Based on managements’ decision to assign our existing technologies to Newco, under the control of Drs. Stracher and Kesner, we do not intend directly to continue to pursue the development and commercialization of our existing technologies, but rather such efforts will be the sole responsibility of the newly formed entity, of which CepTor shall be a minority owner (as more specifically described above).

STRATEGY
Our longstanding efforts prior to exhausting our available financial resources and discontinuing all efforts related to the research and development of our existing technologies, including the continued prosecution of our IND had been primarily focused on a two-pronged business strategy to minimize product development risk and time to market and maximize market protection through a combination of internal development and licensing and the orphan drug model. We sought to take advantage of the legislative, regulatory, and commercial opportunities common to rare orphan diseases. We focused on developing and commercializing orphan drug candidates internally, while working to partner product development opportunities for non-orphan drug candidates with third parties.

The Myodur™ and Neurodur™ technologies represent substantially all of the focus of the Company, and largely as a result of the continued clinical hold placed on our efforts to obtain FDA approval for our Myodur™ compound, our investors are no longer willing to fund the continued research and development of these technologies or fund our ongoing operations. However, rather than merely sell off the assets and terminate all operations, file a bankruptcy petition or consent to the foreclosure of the assets by the secured creditors, we have instead turned our attentions, in cooperation with the existing secured creditors, to pursue a strategy whereby (i) our existing technologies will be divested from the corporation pursuant to a transaction that will allow CepTor to retain significant upside should the technologies ultimately fulfill their promise as marketable and commercially viable products, and (ii) a new technology will be acquired by the Company around which we could restructure our affairs. Any such transaction would have to have the full support of the existing secured creditors, as they have a priority position with respect to all of CepTor’s current assets.

As described above (see “DESCRIPTION OF BUSINESS--Business--Transfer of Technologies to New Entity to be Controlled by Founding Scientists”), the first prong of this strategy was recently initiated with the execution on March 29, 2007 of a term sheet with Drs. Stracher and Kesner, the original founding scientists of the CepTor technologies. Under the terms of that transaction, and subject to CepTor Board approval and the approval of our secured creditors, our Myodur™ and Neurodur™ technologies will be assigned to a new private entity in which CepTor shall retain a 45% interest (subject to possible future dilution), together with an 8% gross royalty in any eventual product sales. In the meantime, as described above (see “DESCRIPTION OF BUSINESS--Business--Acquisition of New Technology Being Pursued”), CepTor is continuing to progress toward finalizing a transaction that will result in a new, unrelated technology being acquired by CepTor and, as it seeks to finalize such a transaction, will continue to pursue the consensual restructuring of its outstanding trade debt. Should our efforts regarding the transaction currently being negotiated fail to be successfully concluded, we will continue to seek an alternative transaction that will result in our acquiring a new technology around which to restructure our affairs.

MANUFACTURING

With regard to the technology which we plan to convey, we did not have, and did not intend to establish, manufacturing facilities to produce any product or medical technology candidates, including those acquired or developed as part of any contemplated transaction for a new technology. With regard to any to be acquired technology, we plan to utilize contract manufacturers for our production requirements, if any. We believe that there are a number of high quality Good Laboratory Practice (GLP) and Good Manufacturing Practice (GMP) contract manufacturers available for these purposes.

FDA OVERSIGHT OF MANUFACTURING

The manufacturer of any future product or the implementation of any technology platform, whether done by third-party contractors or internally, will be subject to rigorous regulations, including the need to comply with the FDA's current GMP standards. As part of obtaining FDA approval for each product or technology, each of the manufacturing facilities must be inspected, approved by and registered with the FDA. In addition to obtaining FDA approval of the prospective manufacturer's quality control and manufacturing procedures, domestic and foreign manufacturing facilities are subject to periodic inspection by the FDA and/or foreign regulatory authorities which have the authority to suspend or withdraw approvals.

INTELLECTUAL PROPERTY

The intellectual property portfolio to be conveyed includes:

•	Patent 4,742,081 - Carnitine, which preferentially accumulates in cardiac and skeletal muscle, is coupled to a protease inhibitor or any other pharmaceutically active compound, for the purpose of site-specific drug delivery to these tissues. These products may be useful in a variety of muscle wasting diseases as well as cardiac conditions including cardiac ischemia;

•
Patents 4,866,040, 5,008,288 and 5,876,747 - These patents cover the compounds carnitine, aminocarnitine and cysteic acid (taurine) as carriers linked to protease inhibitors, propranolol, procainamide and quinidine and, as well, phosphatidyl carnitine incorporated into liposomes for the treatment of muscle disorders as well as cardiac arrhythmias;

•
PCT international patent application no. PCT/US05/16132, which was filed on May 6, 2005, covers compound C-301 and related compounds to treat a number of neurologic, otologic, and ophthalmologic disorders such as epilepsy and bipolar disorder. The international application claims priority upon a U.S. provisional application no. 60/568,720, which was filed on May 6, 2004.

•
PCT international patent application (no. to be assigned), which was filed on June 13, 2005 and covers Myodur™ and related compounds as well as their use to treat muscle disorders. The application claims new compositions of matter (i.e., oral prodrugs and pharmaceutical formulations thereof), kits, and use of these materials to treat a variety of diseases such as muscular dystrophy. The international application claims priority upon U.S. provisional application nos. 60/578,914 and 60/633,274, which were filed on June 12, 2004 and December 3, 2004, respectively. A U.S. utility application will be filed shortly with the U.S. Patent and Trademark office.

•
PCT international patent application (no. to be assigned), which was filed on September 29, 2005, covers Neurodur™ and related compounds to treat a number of neurologic, otologic, and ophthalmologic disorders. The application claims new compositions of matter and use of these compositions as oral pro-drugs to treat a variety of diseases such as multiple sclerosis. The international application claims priority upon U.S. provisional application, which was filed on September 29, 2004. A U.S. utility application will be filed shortly with the U.S. Patent and Trademark office.

At present, the Company’s patent protection for Myodur™ extends solely to the United States. Provisional patents for Neurodur™ are scheduled to expire shortly, and the Company is in the process of securing final patent protection for the US, the European Union and Japan. These patents are being undertaken pending the consummation of the transaction with Professors Stracher and Kesner relating to the transfer of the Myodur™ and Neurodur technologies. Certain of the related compounds included as part of the provisional patent application for Neurodur™ will not be included in the request for final patents. In conjunction with the transaction with Drs. Stracher and Kesner, the costs related to the patent filings will be borne by CepTor and them in proportion to their equity ownership in Newco.

We have made the following orphan drug designation filings:

•	Orphan Drug Designation has been granted for leupeptin in denervation injury;

•	Orphan Drug Designation has been granted for Duchenne and Becker muscular dystrophies;

We have also relied on protection afforded by confidentiality and invention acknowledgement agreements with key personnel in order to secure and protect our intellectual property rights that are not subject to patent or other statutory protection.

All patents and intellectual property rights related to our existing technologies will be assigned to Newco as part of the contemplated transaction with Drs. Stracher and Kesner.

All intellectual property rights held by CepTor related to the Myodur™ and Neurodur technologies will be assigned to Newco upon consummation of the pending transaction with Drs. Stracher and Kesner.

LICENSES

On September 15, 2004 we granted an exclusive fifteen-year license to JCR Pharmaceuticals Co., Ltd. ("JCR") to develop, manufacture, use, sell, and sublicense Myodur™ for the treatment of muscular dystrophy in Japan, South Korea, China, Taiwan and Singapore. The licensing agreement provides, among other things, for royalty payments to us in the amount of 25% of "net sales" (as such term is defined in the agreement) provided that the sum of the cost of goods sold, plus royalty payments does not exceed 35% of net sales. Pursuant to the license agreement, JCR acquired 554,413 shares of our Common Stock for $1,000,000 ($929,231 after expenses), and upon FDA approval of an IND application for Myodur™ for muscular dystrophy in the United States, is obligated to purchase $1,000,000 of additional shares of our Common Stock. The purchase price at the time of the second $1,000,000 investment required under the license agreement will be the then market price of our Common Stock which may be higher, or lower, on a price per share basis, than the purchase price applicable to the initial investment. In addition, JCR is obligated to make a milestone payment of $500,000 to us upon FDA approval of an IND application to initiate Phase I/II clinical studies for Myodur™ for muscular dystrophy in the United States.

Based on our current financial condition, as well as the pending transaction with Drs. Stracher and Kesner related to the existing technologies, the status of the JCR license agreement is uncertain and may be terminated or the subject of further discussions with JCR as to its continuation.

COMPETITIVE BUSINESS CONDITIONS AND COMPETITIVE POSITION IN THE INDUSTRY; METHODS OF COMPETITION

We currently have no products or drugs in commercial production and have been exclusively engaged in research and development, pre-clinical and pre-regulatory review and preparation. Accordingly, we do not compete with any product or in any market or industry. Similarly, any new technology we may acquire as part of a possible third party transaction currently being contemplated would also be at the development stage. While there is no assurance that our existing technologies being assigned to will be capable of commercialization, we believe that competition in its planned area of concentration, should our transferred products or technologies obtain regulatory clearances required for commercialization, will primarily involve effectiveness of our products and technologies, and, to a lesser degree, price and insurance availability.

DISTRIBUTION METHODS

We currently have no distribution methods since all of existing products are presently in development and we have neither applied for nor received any regulatory approvals.

SOURCES AND AVAILABILITY OF RAW MATERIALS

In connection with our existing Myodur™ and Neurodur™ technologies, we have maintained relationships with two companies, Bachem AG and Sigma Tau, for raw materials for our research and testing needs. The raw materials required by us in the past have been available from a limited number of suppliers capable of production which meet our requirements and FDA standards. We are in substantial arrears in payment of our obligations to Bachem AG and Sigma Tao, and we cannot be certain they will continue to supply required raw materials to Newco as part of the continued development of these products. If not, Newco will be forced to seek alternative sources.

CUSTOMERS

We currently have no customers.

GOVERNMENT REGULATION

The following discussion regarding “Government Regulation” relates to our existing Myodur™ and Neurodur™ technologies, which are being assigned to Newco, and are relevant to Newco’s efforts to commercialize these compounds. To the extent we succeed in acquiring a new technology, we expect that, depending on the particular technology involved, that similar regulations will apply.

The manufacturing and marketing of the technologies we are assigning to Newco are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. We anticipate that these regulations will apply separately to the drugs and compounds we have developed and which are being assigned to Newco, as well as any other technology we may seek to develop. Compliance with these regulations will involve a considerable amount of time, expense and uncertainty.

In the United States, drugs and other medical technologies are subject to rigorous federal regulation and, to a lesser extent, state regulation. The United States Food, Drug and Cosmetic Act, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of our drugs. Drug development and approval within this regulatory framework is difficult to predict and will take a number of years and involve material expenditures that cannot be accurately projected at this early stage of development of our existing or acquired products, but which will exceed our current resources and those of Newco and will require sources of funds which are presently uncertain.

The steps required before a pharmaceutical agent may be marketed in the United States include:

•	Pre-clinical laboratory tests, in vivo pre clinical studies and formulation studies;

•	The submission to the FDA of an IND application for human clinical testing which must become effective before human clinical trials can commence;

•	Adequate and well controlled human clinical trials to establish the safety and efficacy of the product;

•	The submission of a NDA or BLA to the FDA; and

•	FDA approval of the NDA or BLA prior to any commercial sale or shipment of the product.

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

We have relied upon contractors to perform pre-clinical studies related to Myodur™ and Neurodur™. To date, we have not been successful in obtaining approval of our IND for Myodur™, and those efforts will now be continued by Newco under the direction of Drs. Stracher and Kesner.

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

Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the product into healthy human subjects, the drug is tested for safety (adverse side effects), absorption, dosage tolerance, metabolism, bio distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II is the proof of principal stage and involves studies in a limited patient population in order to:

•	Determine the efficacy of the product for specific, targeted indications;

•	Determine dosage tolerance and optimal dosage; and

•	Identify possible adverse side effects and safety risks.

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

It is our expectation that Newco will rely upon contractors to perform clinical trials for Neurodur™ and Myodur™, but that is an issue that will be determined by its management.

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

OTHER REGULATION. In addition to regulations enforced by the FDA, we are also subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, and other present and future federal, state or local regulations. Research and development related to our existing technologies by Newco may involve the controlled use of hazardous materials, chemicals, and various radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of any accident, Newco and possibly CepTor could be held liable for any damages that result and any such liability could exceed our resources.

In pre-clinical studies Myodur™ has demonstrated efficacy in muscular dystrophy, Neurodur™ has demonstrated efficacy in MS, and C-301 has demonstrated efficacy in animal models for epilepsy. We filed an IND application with the FDA for Myodur™ on January 12, 2006. The FDA approval process typically takes approximately 30 days but may be extended if the FDA has questions regarding the IND application or requires additional data, as was the case here. All efforts related to the continuation of the FDA process for Myodur™ and Neurodur™, including the IND, will be the responsibility of Newco, subject to the closing of the transaction with Drs. Stracher and Kesner.

RISK FACTORS

The following risk factors should be considered carefully in addition to the other information contained in this Report. Our most significant risks and uncertainties are described below; however, they are not the only risks we face. If any of the following risks actually occur, our business, financial condition, or results or operations could be materially adversely affected.

Specific risk factors related to any new technology we may acquire will depend on the technology acquired, and must await final agreement between CepTor and the company whose assets would be acquired, regarding the terms of the acquisition. No such agreement has been reached as of the date of this Report. Risk factors related to the continued development of our transferred technologies by Newco are described separately below:

General Risk Factors

TRANSACTION FOR POTENTIAL NEW TECHNOLOGY MAY NOT BE FINALIZED OR SUCCESSFULLY CLOSE DUE TO INABILITY TO MEET CONDITIONS PRECEDENT

CepTor has hinged its future prospects primarily on its ability to successfully close upon a transaction with a third party for the acquisition of a new technology platform around which to restructure its operations. One of the pre-conditions to any such transaction is expected to be the Company’s ability to successfully restructure its trade debt on a consensual basis. There is no assurance that we will successfully restructure our trade debt, nor is there any assurance that, even if such debt is restructured, any transaction, including the one currently in advanced negotiations, will be finalized or successfully close. If we are unsuccessful either in restructuring our trade debt or finalizing and closing upon a transaction for a new technology, we may be forced to terminate operations, liquidate our assets and/or file for bankruptcy protection.

THERE ARE SERIOUS DOUBTS ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN

Even if we succeed in finalizing and closing on a transaction for a new technology, absent additional funding from private or public equity or debt financings, collaborative or other partnering arrangements, or other sources, we will be unable to meet our operating expenses, or to initiate and sustain our development efforts as planned, and we may need to cease operations or sell assets. Even if we are able to obtain funding, there are no assurances that we will be able to obtain sufficient funding to meet all of our needs, and even if we obtain sufficient funding, that we will be able to bring a product to market which will ensure our future potential profitability.

WE HAVE A LIMITED OPERATING HISTORY WITH SIGNIFICANT LOSSES AND EXPECT LOSSES TO CONTINUE FOR THE FORESEEABLE FUTURE

We have yet to establish any history of profitable operations. At December 31, 2006, we had an accumulated deficit of $46,078,074. Our revenues are nonexistent and therefore sustainability of our operations is purely based on ability to obtain investor financing. We expect that our revenues will not be sufficient to sustain our operations for the foreseeable future. Our profitability will require the successful commercialization of our proposed or other products or technologies, as well as the value to us of our remaining interest in Newco. No assurances can be given when, or if, this will occur or that we will ever be profitable.

Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

THE COMPANY WILL REQUIRE ADDITIONAL FUNDING WHICH WILL BE SIGNIFICANT AND THERE MAY BE DIFFICULTY RAISING NEEDED CAPITAL IN THE FUTURE BECAUSE OF OUR LIMITED OPERATING HISTORY AND BUSINESS RISKS ASSOCIATED WITH THE COMPANY
We do not currently generate any revenues. Subject to finalization of terms and closing, our intention is to shift our focus from our existing technologies to a transaction based upon the development of a newly acquired technology, which, if consummated, will require substantial additional funds for working capital, including the research and development costs, operating expenses, etc. Even assuming CepTor successfully acquires a new technology platform, there is no assurance additional funds will be available on acceptable terms, if at all, to implement any business plan related to such new technology. If that occurs, we will likely be forced to terminate all operations. Our long term capital requirements are expected to depend on a number of factors, including:

•
our ability to finalize and close on a third party transaction, whether the one currently being negotiated or one as yet to be identified, for the acquisition of a new technology, and our ability to consensually restructure our existing trade debt, which is expected to be a condition to the closing of that transaction;

•	the nature of the particular technology acquired, including the stage of development and the funds required to adequately progress with its development;

•	progress with pre-clinical studies and clinical trials that may be required;

•	the time and costs involved in obtaining regulatory clearance;

•	costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims;

•	costs of developing sales, marketing and distribution channels for any new technology we may acquire;

•	competing technological and market developments;

•	market acceptance of our products or technologies;

•	costs for recruiting and retaining management, employees, and consultants; and

•	costs for training physicians and scientists.

We may consume whatever financial resources we acquire more rapidly than anticipated, resulting in the need for additional funding. We may seek to raise any necessary additional funds through the exercise of warrants, equity, or debt financings, collaborative arrangements with corporate partners, or other sources. Any such equity financing may be dilutive to existing stockholders and debt financing, if available, may involve restrictive covenants that would limit how CepTor conducts its operations, how it finances its operations, or otherwise have a material effect on our current or future business prospects. In addition, in the event that additional funds are obtained by us through arrangements with collaborative partners or other sources, we may have to relinquish economic and/or proprietary rights to some of the technologies or products we may acquire that we would otherwise seek to develop or commercialize independently. If adequate funds are not available, we may be required to significantly reduce, refocus, or delay development efforts with regard to any new technology we acquire, and we may be forced to cease operations.

DILUTION LIKELY TO RESULT UPON CLOSING OF TRANSACTION FOR NEW TECHNOLOGY

Although no transaction for the acquisition of a new technology has been finalized, nor is there any assurance such terms will be agreed to, the only “currency” which CepTor has available to it with which to acquire a new, potentially viable technology is its equity, and accordingly, the consideration paid by CepTor for any such new technology is likely to be paid in CepTor stock and other non-cash consideration (e.g., warrants). As a result any such transaction is likely to result in substantial dilution to existing shareholders.

FUTURE SALES BY OUR DEBT HOLDERS UPON CONVERSION MAY ADVERSELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS

The sale of shares issued upon conversion of our debt will have a dilutive impact on our stockholders. If the aggregate principal amount of our debt of $5,968,180 and accrued interest is converted at December 31, 2006 (if its maturity was due before December 31, 2006) or at maturity, into shares of our Common Stock at the current conversion price of $0.15 per share, up to 44,759,400 shares of Common Stock will be issued to the debt holders. If the Cornell Convertible Debentures are converted, in whole or in part, at the Floating Price (as define in the Cornell Convertible Debentures), the number of shares issuable to Cornell Capital’s Assignees upon conversion may be substantially greater. The debt holders may sell such shares in the market immediately, which could cause our stock price to decline.

OUR FINANCIAL CONDITION AND THE RESTRICTIVE COVENANTS CONTAINED IN OUR OUTSTANDING DEBT INSTRUMENTS MAY LIMIT OUR ABILITY TO BORROW ADDITIONAL FUNDS OR TO RAISE ADDITIONAL EQUITY AS MAY BE REQUIRED TO FUND OUR FUTURE OPERATIONS

The terms of our outstanding Cornell Convertible Debentures, as assigned to certain Assignees, may limit our ability, without such Assignees’ consent, to, among other things:

•	enter into certain transactions;

•	create additional liens on our assets;

•	issue preferred stock or Common Stock at certain discounts below market prices; or

•	merge or consolidate with other entities,

and could adversely affect our liquidity and our ability to attract additional funding as required. There is no assurance that such consent would be given for any proposed transaction, including that which is currently being negotiated (See “DESCRIPTION OF BUSINESS--Business--Acquisition of New Technology Being Pursued”).

SINCE WE HAVE NOT BEEN ABLE TO PAY OUR DEBT AND OTHER OBLIGATIONS WHEN DUE WE ARE IN DEFAULT OF THE OBLIGATIONS AND WE MAY BE REQUIRED TO SEEK OR MAY BE FORCED INTO BANKRUPTCY PROTECTION OR OUR ASSETS MAY BE SEIZED AS A RESULT

We have not paid many of our debt and other obligations when due and are in default under our existing debt instruments. We currently do not have sufficient funds to repay our past due obligations or those not yet due, and we do not expect to be able to internally generate the cash flow required to service our obligations. As of April 5, 2007, our outstanding debt includes (i) $448,736 of principal plus accrued interest which was due on July 3, 2006, (ii) $250,000 plus accrued interest which was due on December 9, 2006, (iii) $1,700,000 of principal plus accrued interest of our Cornell Convertible Debentures due in December 2008, (iv) an aggregate of $3,569,444 of principal plus accrued interest of our 2006 6% Convertible Notes, due within twelve months of issuance beginning in June 2007, and (v) 356,000 in unsecured advances. Cornell Capital’s Assignees may require us to repay all of the principal and interest outstanding under the Cornell Convertible Debentures under certain circumstances. We do not currently have, and do not expect to have, sufficient cash reserves to repay the Cornell Convertible Debentures, which are currently in default. Our noteholders could aggressively seek to enforce the rights under their instruments, which could force us to consider bankruptcy or wind down our affairs. If we raise additional funds to repay the convertible notes and Cornell Convertible Debentures by selling equity securities, the relative equity ownership of our existing investors could be diluted and new investors could obtain terms more favorable than previous investors. Any such issuance of shares could cause a significant drop in the price of our stock and significant dilution to our stockholders. In addition, although we are seeking to consensually restructure our trade debt, we currently owe in excess of $4 million to our trade creditors, which is past due. There is no assurance that one or more of our trade creditors or our noteholders will not take action to seek to force us into bankruptcy involuntarily, or to cause us to seek bankruptcy protection voluntarily.

OUR OBLIGATIONS UNDER THE CORNELL CONVERTIBLE DEBENTURES ARE SECURED BY ALL OF OUR ASSETS

Our obligations under the Cornell Convertible Debentures are secured by all of our assets. We are currently in default of our obligations under the terms of the Cornell Convertible Debentures or related agreements, and the Assignees could decide to aggressively seek to enforce the rights under their instruments, which could force us to consider bankruptcy or wind down our affairs. In addition, Cornell Capital’s Assignees could foreclose their security interest and liquidate some or all of our assets and we could cease to operate.

WE HAVE ACCUMULATED DEFICITS IN THE RESEARCH AND DEVELOPMENT OF OUR TECHNOLOGY AND THERE IS NO GUARANTEE THAT WE WILL EVER GENERATE REVENUE OR BECOME PROFITABLE EVEN IF ONE OR MORE OF OUR DRUGS ARE APPROVED FOR COMMERCIALIZATION

Since our inception in 1986, we have incurred operating losses. As of December 31, 2006, our accumulated deficit amounted to $46,078,074. In addition, we expect to continue incurring operating losses for the foreseeable future as we continue to develop new technologies, should we succeed in closing on a transaction for such a new technology. Any new product or technology we may acquire will cause us to incur substantial research and development costs. Our ability to generate revenue and achieve profitability depends upon our ability, alone or with others, to complete the development of any newly acquired technology, obtain the required regulatory approvals and market any such new technology. Development is extremely costly and requires significant investment. In the absence of additional financing we may not be able to continue our development activities. In addition, we may choose to license the rights to particular drugs or other technology. License fees may increase our costs.

We have not generated any revenue from the commercial sale of our proposed products or any drugs and do not expect to receive such revenue in the near future. Our primary activity to date has been research and development of our technology. All revenues to date are from grants, both public and private, and collaborative agreements. We cannot be certain as to when or whether to anticipate Newco successfully commercializing and marketing our existing products in development. In addition, we do not expect that Newco will generate sufficient revenues from proposed product sales to cover our expenses or achieve profitability in the foreseeable future.

OUR LIMITED OPERATING HISTORY MAKES EVALUATING OUR BUSINESS MORE DIFFICULT, AND THEREFORE, INVESTORS HAVE LIMITED INFORMATION UPON WHICH TO RELY

An investor can only evaluate our business based on a limited operating history. While we were organized in 1986, our current level of activity and operations only recently began following our acquisition by Xechem and subsequent closing on our financing during the period December 2004 through February 2005. Our operations continue to change and our costs will likely increase dramatically as we evolve from primarily a technology holding company to a capitalized company with employees and internal operations. Since inception, we have engaged primarily in research and development, relied to a great extent on third-party efforts, sought avenues for licensing technology, sought grants, raised capital, and recruited scientific and management personnel external to us. We have not generated any meaningful revenue to date, and have no royalty revenue or products ready for use and in the marketplace. In addition, our intention now is to redirect our focus to a newly acquired technology, which CepTor and its shareholders will have had little or no prior information to assist in evaluating its prospects. This limited history may not be adequate to enable an investor to fully assess our ability to successfully develop and commercialize any new technology we may acquire, or Newco’s ability to develop our existing technologies and proposed products, obtain FDA approval, achieve market acceptance, and respond to competition, or conduct such affairs as are presently contemplated.

WE ARE EXPOSED TO PRODUCT LIABILITY, CLINICAL AND PRE-CLINICAL LIABILITY RISKS WHICH COULD PLACE A SUBSTANTIAL FINANCIAL BURDEN UPON US SHOULD WE BE SUED, BECAUSE WE DO NOT CURRENTLY HAVE PRODUCT LIABILITY INSURANCE

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing, marketing and sale of pharmaceutical products. We cannot assure that such potential claims will not be asserted against us, even after the technologies are transferred to Newco. In addition, the use in our clinical trials of pharmaceutical products that we may develop and the subsequent sale of these products by us or our potential collaborators may cause us to bear a portion of or all product liability risks. A successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition, and results of operations.

We do not currently have any product liability insurance or other liability insurance relating to any products or compounds. We cannot assure that we will be able to obtain or maintain adequate product liability insurance on acceptable terms, if at all, or that such insurance will provide adequate coverage against our potential liabilities. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the commercialization of any new technology. A product liability claim could also significantly harm our reputation and delay market acceptance of our intended products. Furthermore, our current and potential partners with whom we have collaborative agreements or our future licensees may not be willing to indemnify us against these types of liabilities and may not themselves be sufficiently insured or have a net worth sufficient to satisfy any product liability claims. Product liability claims or other claims related to our intended products, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments. Any successful product liability or other claim may prevent us from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms. Claims or losses in excess of any product liability insurance coverage that may be obtained by us could have a material adverse effect on our business, financial condition, and results of operations.

WE MAY FACE LITIGATION FROM THIRD PARTIES THAT CLAIM OUR PRODUCTS INFRINGE ON THEIR INTELLECTUAL PROPERTY RIGHTS, PARTICULARLY BECAUSE THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE VALIDITY AND BREADTH OF MEDICAL PATENTS

We may be exposed to future litigation by third parties based on claims that our technologies, products, or activities, including those assigned to Newco, infringe the intellectual property rights of others or that we have the trade secrets of others. This risk is exacerbated by the fact that the validity and breadth of claims covered in medical technology patents and the breadth and scope of trade secret protection involve complex legal and factual questions for which important legal principles are unresolved. Any litigation or claims against us, whether or not valid, could result in substantial costs, could place a significant strain on our financial and managerial resources, and could harm our reputation. Most of our license agreements would likely require that we pay the costs associated with defending this type of litigation. In addition, intellectual property litigation or claims could force us to do one or more of the following:

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

We have not engaged in discussions, received any communications, nor do we have any reason to believe that any third party is challenging or has the proper legal authority to challenge our intellectual property rights or those of the actual patent holders, other than a letter received during August 2004 from counsel to a company named CepTor Corporation alleging infringement of trademarks issued to CepTor with respect to our name CepTor. In light of our formation and use of the name CepTor in commerce many years prior to the formation of CepTor and issuance of their trademark, we believe the demand to cease and desist from future infringement to be substantially without merit. No further communication has been received since mid-2004.

WE WILL NEED TO HIRE ADDITIONAL QUALIFIED PERSONNEL WHICH MAY BE UNAVAILABLE DUE TO THE NECESSITY OF UNIQUE SKILLS AND RESOURCES

In recent months, we have operated as a virtual company with only one part time employee. As we seek to resume our status as a fully operational, development stage business, including through the acquisition of a new technology, our success will depend to a significant degree upon the ability to attract and retain highly skilled personnel. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. We may be unable to recruit such personnel on a timely basis, if at all. Management and other employees may voluntarily terminate their employment at any time. The loss of the services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to development or approval, loss of sales and diversion of management resources. Additionally, failure to attract and retain highly qualified management personnel would damage our business prospects.

Risks Related Solely to the Continued Development of our Transferred Technologies

There are many risk factors that relate exclusively to the continued research and development of our Myodur™ and Neurodur™ technologies, which will be the sole responsibility of Newco. We believe they are relevant to considering risks associated with Newco’s efforts to move forward with these technologies, and therefore of any residual value CepTor may retain in the form of its minority equity stake and royalty interest, and are thus included here.

THE FAILURE BY NEWCO TO COMPLETE DEVELOPMENT OF OUR EXISTING TECHNOLOGY, OBTAIN GOVERNMENT APPROVALS, INCLUDING REQUIRED FDA APPROVALS, OR TO COMPLY WITH ONGOING GOVERNMENTAL REGULATIONS COULD DELAY OR LIMIT INTRODUCTION OF PROPOSED PRODUCTS BY NEWCO AND RESULT IN FAILURE TO ACHIEVE REVENUES OR MAINTAIN ITS ONGOING BUSINESS

Newco’s continued research and development activities and the manufacture and marketing of our existing products are subject to extensive regulation for safety, efficacy, and quality by numerous government authorities in the United States and abroad. Before receiving FDA clearance to market its existing products, Newco will have to demonstrate that these products are safe and effective on the patient population and for the diseases that are to be treated. Clinical trials, manufacturing and marketing of drugs are subject to the rigorous testing and approval process of the FDA and equivalent foreign regulatory authorities. The Federal Food, Drug and Cosmetic Act ("FDC Act") and other federal, state, and foreign statutes and regulations govern and influence the testing, manufacture, labeling, advertising, distribution, and promotion of drugs and medical devices. As a result, clinical trials and regulatory approval can take a number of years or longer to accomplish and require the expenditure of substantial financial, managerial, and other resources.

In order to be commercially viable, Newco must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market, and distribute our technologies. For each product Newco seeks to develop, it must successfully meet a number of critical developmental milestones, including:

•	demonstrate benefit from and efficacy of CepTor’s existing technology;

•	demonstrate through pre-clinical and clinical trials that our technology is safe and effective;

•	establish a viable Good Manufacturing Process capable of potential scale-up.

The time frame necessary to achieve these developmental milestones may be long and uncertain, and Newco may not successfully complete these milestones for any of intended products in development.

In order to conduct clinical trials that are necessary to obtain approval by the FDA to market a product, it is necessary to receive clearance from the FDA to conduct such clinical trials. The FDA can halt clinical trials at any time for safety reasons or because our clinical investigators do not follow the FDA's requirements for conducting clinical trials. If Newco is unable to receive clearance to conduct clinical trials or the trials are halted by the FDA, it would not be able to achieve any revenue from such product, as it is illegal to sell any drug or medical device in the United States for human consumption without FDA approval, and many foreign countries are influenced in granting their own required approvals by the FDA.

Should Newco fail to become commercially viable for the above or any other reasons, the value of CepTor’s equity interest and royalty rights related to Newco would be adversely affected and could prove to have no realizable value for CepTor.

DATA OBTAINED FROM CLINICAL TRIALS IS SUSCEPTIBLE TO VARYING INTERPRETATIONS, WHICH COULD DELAY, LIMIT OR PREVENT REGULATORY CLEARANCES FOR EXISTING TECHNOLOGIES

Data obtained from pre-clinical studies and clinical trials do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical trials. Moreover, pre-clinical and clinical data is susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and effectiveness of an intended product under development could delay or prevent regulatory clearance of a potential drug, resulting in delays to commercialization, and could materially harm Newco’s business. Newco’s clinical trials may not demonstrate sufficient levels of safety and efficacy necessary to obtain the requisite regulatory approvals for our existing drugs being assigned to Newco, and thus the proposed drugs may not be approved for marketing. Even after approval, further studies could result in withdrawal of FDA and other regulatory approvals and voluntary or involuntary withdrawal of products from the market.

Newco may encounter delays or rejections based upon additional government regulation from future legislation or administrative action or changes in FDA policy during the period of development, clinical trials and FDA regulatory review. Newco may encounter similar delays in foreign countries. Sales of by Newco of our products outside the U.S. would be subject to foreign regulatory approvals that vary from country to country. The time required to obtain approvals from foreign countries may be shorter or longer than that required for FDA approval, and requirements for foreign licensing may differ from FDA requirements. Newco may be unable to obtain requisite approvals from the FDA and foreign regulatory authorities, and even if obtained, such approvals may not be on a timely basis, or they may not cover the uses that are requested.

OUR TRANSFERRED DRUGS MAY NOT GAIN FDA APPROVAL IN CLINICAL TRIALS OR BE EFFECTIVE AS A THERAPEUTIC AGENT WHICH COULD AFFECT NEWCO’S FUTURE PROFITABILITY AND PROSPECTS

In order to obtain regulatory approvals for our existing compounds, Newco must demonstrate that the procedure is safe and effective for use in humans and functions as a therapeutic against the effects of injury or disease. To date, neither CepTor nor Newco have conducted any human pilot study on our existing technologies pursuant to Institutional Review Board oversight in anticipation of our initial FDA submission for patient-specific or other therapy. Further, our drugs or technologies have not been subject to all of the rigorous testing standards that would be acceptable for publication in scientific peer review journals.

Newco may not be able to demonstrate that any potential drug or technology assigned to it, including Myodur™ or Neurodur™, although appearing promising in pre-clinical and animal observations, is safe or effective in advanced clinical trials that involve human patients. We are also not able to assure that the results of the tests already conducted and which we intend to repeat will be consistent with our prior observations or support our applications for regulatory approval. As a result, our drug and technology research program, as taken over by Newco, may be curtailed, redirected or eliminated at any time.

The diseases and illnesses to which our existing drugs and technologies are directed are very complex and may be prone to genetic mutations. These mutations may prove resistant to currently approved therapeutics or our drugs or technologies. Even if Newco gains regulatory approval there may develop resistance to these treatments. This could have a material adverse effect on Newco’s business, financial condition, and results of operations.

NEWCO WILL BE DEPENDENT ON OUR COLLABORATIVE AGREEMENTS FOR THE DEVELOPMENT OF OUR TRANSFERRED TECHNOLOGIES AND BUSINESS DEVELOPMENT WHICH EXPOSES IT TO THE RISK OF RELIANCE ON THE VIABILITY OF THIRD PARTIES

In conducting our research and development activities, we have relied upon numerous collaborative agreements with universities, governmental agencies, charitable foundations, manufacturers, contract research organizations, and corporate partners. Newco will be similarly beholden to such collaborative arrangements going forward. The loss of, or failure to perform under, any of these arrangements by any of these entities may substantially disrupt or delay Newco’s research and development activities.

ACCEPTANCE OF OUR EXISTING PRODUCTS IN THE MARKETPLACE IS UNCERTAIN AND FAILURE TO ACHIEVE MARKET ACCEPTANCE WILL PREVENT OR DELAY NEWCOS’S ABILITY TO GENERATE REVENUES

Newco’s financial performance will depend, in part, upon the introduction and customer acceptance of the products we are assigning to Newco. Even if approved by the necessary regulatory authorities, such products or technologies may not achieve market acceptance. The degree of market acceptance will depend upon a number of factors, including:

•	the receipt of regulatory clearance of marketing claims for the uses that Newco is developing;

•	the establishment and demonstration of the advantages, safety and efficacy of the transferred technologies;

•	pricing and reimbursement policies of government and third party payors such as insurance companies, health maintenance organizations and other health plan administrators;

•	Newco’s ability to attract corporate partners, including pharmaceutical companies, to assist in commercializing its intended products; and

•	Newco’s ability to market its products and technologies.

Physicians, patients, payors or the medical community in general may be unwilling to accept, utilize, or recommend any of Newco’s products or technologies. If Newco is unable to obtain regulatory approval, commercialize, and market our transferred -products and technologies when planned, Newco may not achieve any market acceptance or generate revenue.

IF NEWCO IS UNABLE TO ADEQUATELY PROTECT OR ENFORCE ITS RIGHTS TO INTELLECTUAL PROPERTY OR SECURE RIGHTS TO THIRD PARTY PATENTS, IT MAY LOSE VALUABLE RIGHTS, EXPERIENCE REDUCED MARKET SHARE, ASSUMING ANY, OR INCUR COSTLY LITIGATION TO PROTECT SUCH RIGHTS

Newco’s ability to obtain licenses from third-party patents, maintain trade secret protection, and operate without infringing the proprietary rights of others will be important to its commercialization of the existing products under development which are being assigned to Newco. Therefore, any disruption in access to the technology could substantially delay the development by Newco of such technology.

The patent positions of biotechnology and pharmaceutical companies, including Newco’s, which also involve licensing agreements, are frequently uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, our previous patent applications and any issued and licensed patents may not provide protection against competitive technologies or may be held invalid if challenged or circumvented. Newco’s competitors may also independently develop drug delivery technologies or products similar to those we are transferring, or design around or otherwise circumvent patents issued or licensed to us and assigned to Newco. In addition, the laws of some foreign countries may not protect Newco’s proprietary rights to the same extent as U.S. law.

We have also relied upon trade secrets, technical know how, and continuing technological innovation to develop and maintain our competitive position. We have in the past generally required our employees, consultants, advisors and collaborators to execute appropriate confidentiality and assignment of inventions agreements. These agreements typically provide that all materials and confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances, and that all inventions arising out of the individual's relationship with us shall be our exclusive property. These agreements may be breached and we and Newco may not have an appropriate remedy available for breach of the agreements. Furthermore, Newco’s competitors may independently develop substantially equivalent proprietary information and techniques, reverse engineer Newco’s information and techniques, or otherwise gain access to our transferred proprietary technology. Newco may be unable to meaningfully protect its rights in trade secrets, technical know how, and other non patented technology.

Although our trade secrets and technical know how will be important to Newco, its continued access to the patents is a significant factor in the development and commercialization by Newco of our drug delivery technology. Aside from the general body of scientific knowledge from other drug delivery processes and technology, we believe these patents, based upon our current scientific data, are the only intellectual property necessary for Newco to develop short-term plans for our current drug delivery system using our proposed Myodur™, Neurodur™ and other drugs. We do not believe that we or Newco are, have been or will be violating any other patents in developing our technology.

Newco may have to resort to litigation to protect its rights for certain intellectual property, or to determine their scope, validity, or enforceability. Enforcing or defending its rights is expensive, could cause diversion of its resources, and may not prove successful. Any failure to enforce or protect its rights could cause it to lose the ability to exclude others from using the technology to develop or sell competing products.

We have always depended, and Newco will continue to depend heavily on third parties for support in research and development and clinical and pre-clinical testing. Under certain circumstances, others may acquire certain rights in newly developed intellectual property developed in conjunction with Newco.

Research and development and clinical trials involve a complex process, and these third parties' facilities may not be sufficient. Inadequate facilities could delay clinical trials by Newco of our transferred drugs and result in delays in regulatory approval and commercialization of those drugs, either of which would materially harm Newco’s business and adversely affect the value of our investment in Newco.

Newco may rely on third party contract research organizations, service providers, and suppliers to support development and clinical testing of our transferred products. Failure of any of these contractors to provide the required services in a timely manner or on reasonable commercial terms could materially delay the development and approval by Newco of our products, increase expenses, and materially harm Newco’s business, financial condition, and results of operations, all of which would have an adverse effect on the value of our investment in Newco.

In addition, our patent protection for Myodur™ is limited to the United States, and that for Neurodur™, will be limited to the US, the European Union and possibly Japan. Newco therefore may have competition for these products in jurisdictions where we lack patent protection.

KEY COMPONENTS OF OUR EXISTING TECHNOLOGIES MAY BE PROVIDED BY SOLE OR LIMITED NUMBERS OF SUPPLIERS, AND SUPPLY SHORTAGES OR LOSS OF THESE SUPPLIERS COULD RESULT IN INTERRUPTIONS IN SUPPLY OR INCREASED COSTS

Certain components used in the research and development activities for the compounds being assigned to Newco, such as leupeptin, carnitine and taurine compounds, are currently purchased or manufactured for us from a single or a limited number of outside sources. The reliance on a sole or limited number of suppliers could result in:

•	potential delays associated with research and development and clinical and pre-clinical trials due to an inability to timely obtain a single or limited source component;

•	potential inability to timely obtain an adequate supply of required components; and

•	potential of reduced control over pricing, quality, and timely delivery.

We do not have long-term agreements with any of our suppliers, nor is there any assurance such suppliers will continue to meet Newco’s requirements. In addition, CepTor is currently in arrears on its obligations to many of its suppliers, and they may therefore elect not to cooperate with Newco in connection with supplying the raw materials and required components. Any interruption in the supply of components could cause Newco to seek alternative sources of supply or manufacture these components internally. If the supply of any components is interrupted, components from alternative suppliers may not be available in sufficient volumes within required timeframes, if at all, to meet Newco’s needs. This could delay its ability to complete clinical trials, obtain approval for commercialization or commence marketing, or cause it to lose sales, incur additional costs, delay new product introductions, or harm its or our reputation. Further, components from a new supplier may not be identical to those provided by the original supplier. Such differences if they exist could affect product formulations or the safety and effect of our existing products that are being developed and delay regulatory approvals for Newco.

NEWCO HAS NO MANUFACTURING EXPERIENCE AND ONCE OUR EXISTING PRODUCTS ARE APPROVED, IF AT ALL, NEWCO MAY NOT BE ABLE TO MANUFACTURE SUFFICIENT QUANTITIES AT AN ACCEPTABLE COST

Our existing products remain in the research and development and pre-clinical trial phase of commercialization. Once Newco succeeds in getting our products approved for commercial sale, if at all, it will need to establish the capability to commercially manufacture these products in accordance with FDA and other regulatory requirements. Newco has no established experience in establishing, supervising, and conducting commercial manufacturing. If it fails to adequately establish, supervise, and conduct all aspects of the manufacturing processes, it may not be able to commercialize our assigned products. Newco does not presently own manufacturing facilities necessary to provide clinical or commercial quantities of the assigned products.

Newco will rely on third party contractors to manufacture part or all of the products we are assigning to them. This may expose it to the risk of not being able to directly oversee the production and quality of the manufacturing process. Furthermore, these contractors, whether foreign or domestic, may experience regulatory compliance difficulty, mechanic shut downs, employee strikes, or any other unforeseeable acts that may delay production.

DUE TO NEWCO’S LIMITED MARKETING, SALES, AND DISTRIBUTION EXPERIENCE, IT MAY BE UNSUCCESSFUL IN ITS EFFORTS TO SELL OUR EXISTING PRODUCTS, ENTER INTO RELATIONSHIPS WITH THIRD PARTIES, OR DEVELOP A DIRECT SALES ORGANIZATION

Neither we nor Newco has yet to establish any marketing, sales, or distribution capabilities for our existing products. Until such time as these products are further along in the regulatory process, Newco will not devote any meaningful time or resources to this effort. At the appropriate time, we expect Newco to enter into agreements with third parties to sell our existing products or it may develop its own sales and marketing force. Newco may be unable to establish or maintain third party relationships on a commercially reasonable basis, if at all. In addition, these third parties may have similar or more established relationships with competitors who may exist after the introduction of our existing products, if any.

If Newco does not enter into relationships with third parties for the sales and marketing of our products being assigned to it, Newco will need to develop its own sales and marketing capabilities. Newco has no experience in developing, training, or managing a sales force. If Newco chooses to establish a direct sales force, it may incur substantial additional expenses in developing, training, and managing such an organization. Newco may be unable to build a sales force on a cost effective basis or at all. Any such direct marketing and sales efforts may prove to be unsuccessful. In addition, Newco will compete with many other companies that currently have extensive marketing and sales operations. Newco’s marketing and sales efforts may be unable to compete against these other companies. Newco may be unable to establish a sufficient sales and marketing organization on a timely basis, if at all, and may be unable to engage qualified distributors. Even if engaged, these distributors may:

•	fail to satisfy financial or contractual obligations to Newco;

•	fail to adequately market our assigned products;

•	cease operations with little or no notice; or

•	offer, design, manufacture, or promote competing products.

If Newco fails to develop sales, marketing, and distribution channels, it would experience delays in product sales and incur increased costs, which would harm its financial results and diminish or eliminate any return to CepTor related to its equity interest and royalty rights.

IF NEWCO IS UNABLE TO CONVINCE PHYSICIANS AS TO THE BENEFITS OF THE INTENDED PRODUCTS, IT MAY INCUR DELAYS OR ADDITIONAL EXPENSE IN AN ATTEMPT TO ESTABLISH MARKET ACCEPTANCE

Broad use of our drug delivery technology being assigned to Newco may require physicians to be informed regarding the intended products and the intended benefits. The time and cost of such an educational process may be substantial. Inability to successfully carry out this physician education process may adversely affect market acceptance of these products. Newco may be unable to timely educate physicians regarding the intended products in sufficient numbers to achieve its marketing plans or to achieve product acceptance. Any delay in physician education may materially delay or reduce demand for these products. In addition, Newco may expend significant funds towards physician education before any acceptance or demand for our existing products is created, if at all.

THE MARKET FOR OUR TRANSFERRED PRODUCTS IS RAPIDLY CHANGING AND COMPETITIVE, AND NEW MECHANISMS, TECHNOLOGIES, NEW THERAPEUTICS, NEW DRUGS, AND NEW TREATMENTS WHICH MAY BE DEVELOPED BY OTHERS COULD IMPAIR NEWCO’S ABILITY TO MAINTAIN AND GROW ITS BUSINESS AND BECOME COMPETITIVE

The pharmaceutical and biotechnology industries are subject to rapid and substantial technological change. Developments by others may render our existing technologies and intended products noncompetitive or obsolete, or Newco may be unable to keep pace with technological developments or other market factors. Technological competition from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Many of these entities have significantly greater research and development capabilities and budgets than Newco has, as well as substantially more marketing, manufacturing, financial and managerial resources. These entities represent significant competition for Newco. Acquisitions of, or investments in, competing pharmaceutical or biotechnology companies by large corporations could increase such competitors' financial, marketing, manufacturing, and other resources.

We are a start-up development stage enterprise that prior to early 2005 has operated in all material respects only as a virtual company with no day-to-day business management, operating as a vehicle to hold certain technology for possible future exploration, and have been engaged in the development of novel untested drug delivery and therapeutic technologies. Newco, as the assignee of our technologies, will initially be in the same position we have been in. Its resources are limited and it may have difficulties meeting the operational or technical challenges inherent in such activities and novel technologies. Other companies, which may become competitors, have developed or are in the process of developing technologies that could now be, or in the future become, the basis for competition. Some of these technologies may have an entirely different approach or means of accomplishing similar therapeutic effects compared to our existing technology. Newco’s competitors may develop drug delivery technologies and drugs that are safer, more effective, or less costly than its intended products and, therefore, present a serious competitive threat to Newco. The potential widespread acceptance of therapies that are alternatives to the one we are assigning to Newco may limit market acceptance of these products even if commercialized. Many of the diseases we have targeted and conditions can also be treated by other medication or drug delivery technologies. These treatments may be widely accepted in medical communities and have a longer history of use. The established use of these competitive drugs may limit the potential for our existing technologies and products to receive widespread acceptance if commercialized by Newco.

IF USERS OF NEWCO’S OR OUR PRODUCTS ARE UNABLE TO OBTAIN ADEQUATE REIMBURSEMENT FROM THIRD PARTY PAYORS, OR IF NEW RESTRICTIVE LEGISLATION IS ADOPTED, MARKET ACCEPTANCE OF SUCH PRODUCTS MAY BE LIMITED AND NEWCO MAY NOT ACHIEVE ANY SIGNIFICANT REVENUES

The continuing efforts of government and insurance companies, health maintenance organizations, and other payors of healthcare costs to contain or reduce costs of health care may affect future revenues and profitability of Newco, which would have an adverse effect on our investment in Newco, and the future revenues and profitability of our potential customers, suppliers and collaborative partners, and the availability of capital. For example, in certain foreign markets, pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals, and on the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could materially harm our business, financial condition, and results of operations, as well as those of Newco.

Newco’s ability to commercialize our products will depend in part on the extent to which appropriate reimbursement levels for the cost of our products and related treatment are obtained by governmental authorities, private health insurers and other organizations, such as HMOs. Third party payors are increasingly challenging the prices charged for medical drugs and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and drugs, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of our drugs. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially harm Newco’s ability to operate profitably.

NEWCO’S BUSINESS INVOLVES ENVIRONMENTAL RISKS RELATED TO HANDLING REGULATED SUBSTANCES THAT COULD SEVERELY AFFECT NEWCO’S ABILITY TO CONDUCT RESEARCH AND DEVELOPMENT OF OUR DRUG DELIVERY TECHNOLOGY

In connection with its research and development activities and manufacture of materials and drugs, Newco is subject to federal, states and local laws, rules, regulations, and policies governing the use, generation, manufacture, storage, air emission, effluent discharge, handling, and disposal of certain materials, biological specimens, and wastes. Although we believe that we have complied with the applicable laws, regulations, and policies in all material respects and have not been required to correct any material noncompliance, Newco may be required to incur significant costs to comply with environmental and health and safety regulations in the future. Newco’s research and development may in the future involve the controlled use of hazardous materials, including but not limited to certain hazardous chemicals and narcotics. Although we believe that Newco’s safety procedures for storing, handling, and disposing of such materials will comply with the standards prescribed by state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an occurrence, Newco could be held liable for any damages that result and any such liability could exceed their resources.

Risks Related to Our Common Stock

WE HAVE RAISED SUBSTANTIAL AMOUNTS OF CAPITAL IN PRIVATE PLACEMENTS FROM TIME TO TIME

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

INVESTORS IN OUR SECURITIES WILL SUFFER DILUTION

The issuance of shares of our Common Stock, or shares of our Common Stock underlying warrants, options or preferred stock or convertible debentures or notes, will dilute the equity interest of existing stockholders who do not have anti-dilution rights and could have a significant adverse effect on the market price of our Common Stock. The sale of our Common Stock acquired at a discount could have a negative impact on the market price of our Common Stock and could increase the volatility in the market price of our Common Stock. In addition, we may seek additional financing which may result in the issuance of additional shares of our Common Stock and/or rights to acquire additional shares of our Common Stock. We are also likely to issue our Common Stock as part of the acquisition of a new technology around which to restructure CepTor’s affairs. The issuance of our Common Stock in connection with such financing or acquisition may result in substantial dilution to the existing holders of our Common Stock who do not have anti-dilution rights. Those additional issuances of our Common Stock would result in a reduction of an existing holder's percentage interest in our company.

OUR COMMON STOCK IS THINLY TRADED, SO YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO SELL YOUR SHARES TO RAISE MONEY OR OTHERWISE DESIRE TO LIQUIDATE YOUR SHARES

Our Common Stock historically been sporadically or "thinly-traded" on the OTC Bulletin Board, meaning that the number of persons interested in purchasing our Common Stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they may tend to be risk-averse and may be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. This is particularly true as we shift our focus away from our existing technologies toward a new technology. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. There can be no assurance that a broader or more active public trading market for our Common Stock will develop or be sustained, or that current trading levels will be sustained.

HISTORICALLY, OUR COMMON STOCK HAS EXPERIENCED SIGNIFICANT PRICE FLUCTUATIONS

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

IN ADDITION, IN RECENT YEARS THE STOCK MARKET HAS EXPERIENCED SIGNIFICANT PRICE AND VOLUME FLUCTUATIONS

These fluctuations, which are often unrelated to the operating performance of specific companies, have had a substantial effect on the market price for many healthcare and life science related technology companies. Factors such as those cited above, as well as other factors that may be unrelated to our operating performance, may adversely affect the price of our Common Stock.

WE HAVE NOT HAD EARNINGS, BUT IF EARNINGS WERE AVAILABLE, IT IS OUR GENERAL POLICY TO RETAIN ANY EARNINGS FOR USE IN OUR OPERATIONS

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

CERTAIN PROVISIONS OF DELAWARE CORPORATE LAWS AND OTHER PROVISIONS THAT MAY HAVE CERTAIN ANTI-TAKEOVER EFFECTS

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

OUR BOARD OF DIRECTORS HAS ADOPTED A STOCKHOLDER RIGHTS PLAN

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

THERE IS A LIMITED PUBLIC MARKET FOR OUR SECURITIES

It is highly unlikely in the foreseeable future that our Common Stock will qualify for initial or continued listing on a registered stock exchange or for initial or continued inclusion in the NASDAQ system, so trading, if any, in our Common Stock, will probably continue to be conducted on the NASD's "Electronic Bulletin Board" in the over-the-counter market and in what are commonly referred to as "pink sheets." As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our Common Stock, and our Common Stock would become substantially less attractive for margin loans, for investment by financial institutions, as consideration in future capital raising transactions or other purposes.

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

COMPLIANCE WITH CHANGING REGULATION OF CORPORATE GOVERNANCE AND PUBLIC DISCLOSURE MAY RESULT IN ADDITIONAL EXPENSES

Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and, in the event we are approved for listing on either NASDAQ or a registered exchange, NASDAQ and stock exchange rules, will require an increased amount of management attention and external resources. We intend to continue to invest all reasonably necessary resources to comply with evolving standards, subject to availability of the required funds, which may result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. We have insufficient authorized capital to accommodate the excise of outstanding warrants and conversions of outstanding convertible debt. Although approximately 108 million shares would be required to accommodate the exercise of all outstanding warrants and conversion of all outstanding convertible notes, only 100 million shares are currently authorized by the State of Delaware. Increasing the number of authorized shares to approximate the outstanding conversion privileges would involve additional costs.

EMPLOYEES

As of April 5, 2007, we had one part-time employee.

ITEM 2. DESCRIPTION OF PROPERTY.

We lease our executive offices in New York, NY consisting of a single small office of approximately 180 square feet for approximately $2,100 per month. This lease is a month-to-month lease and we believe should provide sufficient space for our administrative functions during this stage of our operations.

ITEM 3. LEGAL PROCEEDINGS.

We are not presently a party to any pending litigation, nor, to the knowledge of our management, is any litigation threatened against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of 2006 to a vote of our stockholders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES.

Market Information

Our Common Stock has been quoted on the OTC Bulletin Board since December 13, 2004 under the symbol CEPO.OB. Prior to that date, there was no active market for our Common Stock. Based upon information furnished by our transfer agent, as of April 5, 2007, we had approximately 285 holders of record of our Common Stock.

The following table sets forth the high and low sales prices for our Common Stock for the periods indicated, as reported by the OTC Bulletin Board. The prices state inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions.

FISCAL YEAR 2005
First Quarter	$6.70	$3.85
Second Quarter	4.09	2.25
Third Quarter	3.00	0.88
Fourth Quarter	1.84	0.71

FISCAL YEAR 2006
First Quarter	$0.84	$0.27
Second Quarter	0.46	0.09
Third Quarter	0.39	0.12
Fourth Quarter	0.32	0.07
Second Quarter (through April 5, 2007)	0.08	0.07

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

EQUITY COMPENSATION PLAN INFORMATION

We maintain a Founders' Plan, a 2004 Incentive Stock Plan and a 2006 Incentive Stock Plan. As of April 5, 2007, we have issued (i) 3,031,943 shares of Common Stock under the Founders' Plan, and (ii) 1,465,483 and 776,230 shares of Common Stock under the 2004 Incentive Stock Plan and the 2006 Incentive Stock Plan, respectively and we have outstanding non-qualified stock options to purchase a total of 1,102,604 and 776,230 shares of Common Stock under the 2004 Incentive Stock Plan and the 2006 Incentive Stock Plan, respectively, with exercise prices at or in excess of the fair market value on the date of grant. (See "Executive Compensation - Stock Plans" for a detailed description of our equity compensation plans.)

The following table provides information as of December 31, 2006 with respect to the shares of Common Stock that may be issued under our existing equity compensation plans:

			Number of
	Number of securities to	Weighted-average	securities
	be issued upon	exercise price of	remaining
	exercise of outstanding	outstanding options,	available for
Plan Category	options, warrants and rights	warrants and rights	future issuance

Equity compensation
plans approved by
security holders (1)	1,102,604	$ 0.97	118,424

Equity compensation
plans not approved by
security holders (2)	776,230	$0.15	1,177,630

(1) Represents the 2004 Incentive Stock Plan and the Founders' Plan.
(2) Represents the 2006 Incentive Stock Plan.

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

On June 1, 2006, the Company a warrant to purchase a 2006 6% Convertible Note in the principal amount of $150,000 and a warrant to purchase 650,000 shares of common stock at $0.15 per share as yield enhancement fees under the 2006 6% Convertible Note offering.

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

On June 29, 2006, we issued a three-year warrant to Cornell Capital to purchase 5,000,000 shares of our common stock at an initial exercise price of $0.25 per share, to induce them to assign their rights and obligations under the Cornell Convertible Debentures. Pursuant to the anti-dilution terms of the warrant, upon the July 18, 2006 issuance of 2006 6% Convertible Notes, the exercise price of the warrant was reduced to $0.15 and a corresponding increase of 3,333,333 in the number of shares of common stock issuable upon exercise of the warrant was made.

On July 18, 2006, we issued 2006 6% Convertible Notes to accredited investors in the aggregate principal amount of $950,00 under the 6% Notes Offering. Pursuant to the 6% Notes Offering, on July 18, 2006 we (i) issued to certain investors who did not previously invest in our Preferred Stock, warrants to purchase an aggregate of 4,833,333 shares of our common stock at $0.30 per share, (ii) we increased the number of shares of common stock to which our previously issued Preferred Stock would convert into by 1,410,000 and reduced the exercise price of the warrants to purchase 45,000 shares of our common stock, issued as a part of the Preferred Stock, to $0.30 per share.

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

OVERVIEW

Since its inception, CepTor has devoted its efforts and resources to the development of its receptor mediated drug-targeting platform for neuromuscular and neurodegenerative diseases, and to raising the funds necessary to continue this research. Our two lead compounds are Myodur™, for neuromuscular disease, and Neurodur™, for neurodegenerative diseases. In January 2006, we submitted an Investigational New Drug Application (IND) to the FDA for Myodur™ with the hope and expectation of beginning clinical trials for this compound following approval of the IND. Since that time, our IND has remained on “clinical hold” pending resolution of certain issues raised by the FDA. Most recently, in October 2006, we were advised that, despite our efforts to resolve the concerns and issues previously raised by the FDA, our IND would remain on hold pending further testing and research as directed by the FDA.

We believe, but cannot be certain, that the issues raised by the FDA in connection with our IND for Myodur™ can be successfully resolved and that an IND will ultimately win FDA approval, and we continue to remain optimistic about the promise and potential of our neuromuscular and neurodegenerative compounds. However, our existing investors have advised us that they were unwilling to continue to fund either the research and development costs required to fully prosecute the IND filing, or the general operating costs necessary to keep the business afloat as those research and development activities continued. With no other financial resources available to us, we had no choice but to cease all efforts related to the research and development of our compounds, terminate all of our employees, and close down our corporate offices in Maryland. At present, we are maintaining our operations as a “virtual” office operated out of New York City and have one part-time employee, Howard Becker, our newly appointed CEO.

The Myodur™ and Neurodur™ technologies represent substantially all of the focus of the Company, and those technologies have been pledged to certain secured creditors under a credit facility entered into by the Company in late 2005. Based on the currently realizable value of our early stage technologies, we do not believe that the liquidation of those assets would generate more than the amount of the debt which is secured by these technologies. However, rather than merely sell off the assets and terminate all operations, file a bankruptcy petition or consent to the foreclosure of the assets by the secured creditors, we have instead been focusing on a two-part strategy, in cooperation with the existing secured creditors, whereby (i) our existing technologies will essentially be divested from the corporation pursuant to a transaction that will allow CepTor to retain significant upside should the technologies ultimately fulfill their promise as marketable and commercially viable products, and (ii) a new technology will be acquired by the Company around which we could restructure our affairs. Any such transaction would have to have the full support of the existing secured creditors, as they have a priority position with respect to all of CepTor’s current assets.

With respect to seeking to identify the best transaction related to the existing CepTor technologies, our goal has been to find a transaction which will allow the research and development efforts to continue despite the absence of immediately available funds, and will give CepTor meaningful financial upside should the technologies progress and ultimately achieve commercialization. After considering a number of potential transactions, including straight licensing arrangements that would have resulted in CepTor licensing the technologies to a large corporation in exchange for a limited future royalty, management has concluded that the best available opportunity, and the one most likely to result in the advancement of the technologies on terms fair to CepTor, would be a transaction with the original founding scientists, Dr. Alfred Stracher and Dr. Leo Kesner.

As described more fully above (see “DESCRIPTION OF BUSINESS--Business--Transfer of Technologies to New Entity to be Controlled by Founding Scientists”), on March 29, 2007, we executed a term sheet (which is subject to Board and secured creditor approval, which is intended to be obtained in the second part of April 2007, after this Form 10-KSB is filed) with Drs. Stracher and Kesner, pursuant to which our Myodur™ and Neurodur™ technologies will be assigned to a new corporation controlled by them (“Newco”), and these scientists will dedicate their efforts to the continued research and development activities for these products, with the initial goal of getting the FDA process back on track. CepTor will retain a substantial minority interest in Newco, as well as a gross royalty on any product sales should their efforts prove successful. CepTor will have no direct role in the management of Newco and no obligation to fund its activities.

Drs. Stracher and Kesner intend to focus initially on pursuing the availability of grant funding to move the projects forward, while at the same time seeking to attract outside investment or an appropriate third-party transaction that will ensure the project garners adequate funding to move through the FDA process. Should Newco succeed in its efforts to advance the technologies, CepTor will benefit through its significant equity stake and, should the projects prove commercially viable, through its gross royalty on eventual product sales. Upon consummation of the transaction with Drs. Stracher and Kesner, CepTor’s only material remaining asset will be its minority interest in Newco and its royalty rights granted as part of that transaction. CepTor’s existing secured creditors will retain a security interest in CepTor’s ownership interest in the newly formed entity and income streams from the royalty interest.

To return to economic viability, CepTor has been focusing its attentions and efforts in identifying a transaction that has the support of its secured creditors and which will result in a new technology being acquired by CepTor which could have better prospects for attracting investment and more quickly achieving commercial viability. Although no final agreement has yet been entered into, we are currently in advanced negotiations with a private biotech company that would result in CepTor acquiring, continuing to develop and seeking to commercialize a new technology platform. Details regarding that potential transaction will be reported if and when the final terms of a transaction are mutually agreed to. Should our efforts regarding the transaction currently being negotiated fail to be successfully concluded, we will continue to seek an alternative transaction that will result in our acquiring a new technology around which to restructure our affairs.

Regardless of what transaction may ultimately materialize, it is clear that a likely pre-condition of any possible transaction will be the successful, consensual restructuring of CepTor’s approximately $4 million in trade debt. In that regard, in December 2006, CepTor offered a ten (10%) percent cash payment to its existing trade creditors in exchange for a release of their claims. The offer was predicated on the acceptance of the holders of not less than 90% of the total trade debt. Although a large majority of the Company’s creditors accepted the proposal, the Company failed to reach the minimum threshold level of acceptances, and the offer has not been consummated. As CepTor works to finalize an arrangement for the acquisition of the new technology, we expect to circulate a revised offer to our creditors that we hope will be accepted. Without such acceptance, we do not believe that we will be able to successfully close the transaction for the new technology, which would likely leave us with no choice but to wind down our affairs.

Given our present financial circumstances, we believe that our two-part strategy of divesting CepTor of its existing technologies, thereby enabling those technologies to continue their development with appropriate upside for CepTor, and seeking to finalize a transaction to acquire a commercially viable new technology around which to reorganize CepTor’s affairs, offers the best and perhaps only chance of realizing value for all of our shareholders, creditors and other stakeholders. However, there is no assurance that these efforts will prove to be successful, or that CepTor will not be forced to cease operations.

LIQUIDITY AND FINANCIAL CONDITION

We have had difficulty securing the necessary capital to fully execute our business plan and have not been able to remain current with respect to the payment terms of our operating obligations including our trade payables which aggregated approximately $3.9 million at December 31, 2006. As described in Note 12, we are in default of substantially all of our note obligations, which amount to approximately $6,314,180 in aggregate principal. These defaults occurred principally as a result of (i) our failure to make the required payments of principal and interest under certain of these obligations when due (which triggered cross default provisions under the remaining note obligations), (ii)our failure to file a registration statement pursuant to the 2006 6% Convertible Notes within a specified period, and (iii) our failure to file a post-effective amendment to our registration statement on Form SB-2 covering shares issuable under the Cornell Convertible Debentures within a specified period. We are also required to have sufficient authorized but unissued shares available to net share settle our Cornell Convertible Debentures and all of our derivative financial instruments.

We have exhausted substantially all of our capital resources, terminated all of our employees except for our newly appointed chief executive officer and are currently unable to, and do not believe it is likely, to pursue further development of our product candidates. We pursued this course of action as a result of having been informed by the FDA that our IND remains on hold pending the resolution of several remaining issues. Additional internal research is required to fully resolve the FDA issues and complete our internal research program. We lack the funding that is necessary to resolve these issues and are currently unable to secure financing commitments for this purpose. Due to these remaining issues and the lack of adequate funding, we have halted development of our programs. We have executed a Term Sheet for a transaction with our former founding scientists, pursuant to which we will transfer our existing technologies to a newly formed entity in which we will maintain a minority interest and royalty rights. We are actively pursuing discussions for the acquisition of a new technology platform around which to reorganize our affairs, though no such transaction has yet been agreed to. In anticipation of such a transaction, we previously initiated discussions with our trade creditors in an effort to consensually restructure their remaining outstanding balances. Though a large majority of the affected creditors accepted the proposal, the minimum acceptances were not received, and the restructuring was not consummated. As and when we make further progress in our efforts to finalize a transaction for the acquisition of a new technology, we expect to resume discussions with our trade creditors regarding a possible restructuring of their claims.

If we are not able to settle our remaining outstanding obligations, or otherwise identify and close upon a transaction for the acquisition of a new technology, we may be forced to terminate operations, liquidate our assets or commence bankruptcy proceedings. In addition, our obligations under the Cornell Convertible Debentures have been secured by a pledge of substantially all of our assets.

These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

During the year ended December 31, 2006, we received (i) proceeds from exercises of stock options of $200,000, (ii) $3,569,444 from the issuance of our 2006 6% Convertible Notes (see Note 12), and (iii) unsecured advances of $346,000.

Primarily as the result of recording non-cash interest expense of $12,908,213, and the non-cash gain associated with the decrease in the fair values of its derivative financial instruments of $8,495,881, we recorded a net loss for the year ended December 31, 2006 of $8,161,979. Non-cash interest expense consisted primarily of the amortization of the excess fair values of its derivative securities included in our financing transactions and amortization of deferred financing costs of those financing transactions. We used net cash flows in our operating activities of $3,899,767 during the year ended December 31, 2006. Our working capital deficiency amounted to $14,845,277 and our development stage accumulated deficit amounted to $46,078,074 at December 31, 2006. We will require substantial additional funding if we are to fund the operations and implement our plan to acquire and develop a new technology around which to restructure our affairs.

At December 31, 2006, we had $6,314,180 in principal of convertible notes outstanding. The December 2004 Convertible Note in the principal amount of $448,736, was due July 3, 2006. There has not been an agreement on amended terms and no assurance that we will reach agreement with the note holder on amended terms. The terms of the December 2004 Convertible Note does not provide for penalties or other payments upon default, and accordingly, we have not accrued a penalty as of December 31, 2006. Of the remaining debt, (i) $250,000 in principal plus accrued interest was due on December 9, 2006, (ii) $3,569,444 in principal representing 2006 6% Convertible Notes mature during the period June 2007 through October 2007, (iii) the Cornell Convertible Debentures of $1,700,000 mature in December 2008, and (iv) $346,000 represent interest-free, unsecured advances. Currently, we are currently in default of substantially all of our obligations to our noteholders, and do not have, or expect to have, the available cash to repay these obligations. The noteholders holding $1,700,000 in principal indebtedness have a security interest in all of our assets.

Due to the lack of resources to settle our obligations when due, the presence of material defaults in our existing debt instruments and the possibility that our debts will be accelerated by the holders, we have recorded all of its liabilities as current.

Corporate Development

In August 2006, we entered into a letter of intent with Ferring International Center S.A. with respect to a proposed divesture of Ferring’s rights and interests with respect to the technology - SOD, subject to our completion of due diligence, the execution of a definitive agreement and entry into a written agreement with the FDA on end points governing the clinical trial of SOD. Due to the lack of resources and the termination of our employees, as well as the abandonment of our efforts to directly pursue the continued development of our existing technologies, there is virtually no possibility that the transactions with Ferring will be further pursued or ever consummated.

Research, Development and Manufacturing

Our primary efforts to date have been raising capital and moving our lead product into phase I clinical trials for Duchenne muscular dystrophy. During the year ended December 31, 2006 we had focused our efforts on responding to the FDA questions received after submission of our investigational drug application in January 2006. We have been informed by the FDA that our IND remains on hold pending the resolution of two remaining issues. Additional internal research is required to fully resolve the FDA issues and complete our own internal research program, which we estimate would take an additional twelve to eighteen months to complete. We are not proceeding with any further research or development of our current proposed products, rather we are assigning our existing technologies to a company that will be controlled by our founding scientists, who will have sole responsibility for the continued research, development and manufacturing of our existing technologies.

Off Balance Sheet Arrangements

Currently, we do not have any off balance sheet arrangements which would require disclosure in our financial statements.

Employees

As of April 5, 2007, we had one part time employee.

Properties

We lease our executive offices in New York, NY consisting of a single small office of approximately 180 square feet for approximately $2,100 per month. This lease is a month-to-month lease and we believe should provide sufficient space for our administrative functions at this time.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). To the extent that any statements made in this Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as "expects," "plans" "will," "may," "anticipates," believes," "should," "intends," "estimates," and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to consummate our pending transaction with Drs. Stracher and Kesner related to the transfer of our existing technologies to Newco, Newco’s ability to progress with the development and commercialization of the products, our ability to finalize and close on a transaction for a new technology, and our ability to raise capital to finance the development of any newly acquired technologies, the effectiveness, profitability and the marketability of those technologies, our ability to protect our proprietary information, general economic and business conditions, the impact of technological developments and competition, including our expectations and estimates concerning future financial performance and financing plans, adverse results of any legal proceedings, the impact of current, pending or future legislation and regulation on the healthcare industry, our ability to satisfy government and commercial customers using our technology, our ability to develop manufacturing capabilities or the inability to enter into acceptable relationships with one or more contract manufacturers for our products and key components and the ability of such contract manufacturers to manufacture products or components of an acceptable quality on a cost-effective basis, the volatility of our operating results and financial condition, our ability to attract or retain qualified senior management personnel, including sales and marketing and scientific personnel and other risks detailed from time to time in our filings with the SEC. We do not undertake any obligation to publicly update any forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

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

ITEM 7. FINANCIAL STATEMENTS.

See the Company's Financial Statements beginning on page F-1.

CEPTOR CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE
FISCAL YEARS ENDED DECEMBER 31, 2006 AND 2005

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
CepTor Corporation.

We have audited the accompanying balance sheet of CepTor Corporation. (the Company), as of December 31, 2006, and the related statements of operations, stockholders’ deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company (a development stage company) as of December 31, 2006 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bernstein & Pinchuk, LLP
New York, NY
March 20, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
CepTor Corporation

We have audited the accompanying statements of operations, changes in stockholders' equity (deficiency), and cash flows of CepTor Corporation (a development stage company) for the years ended December 31, 2005 and December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The financial statements of the Company for the period from August 11, 1986 (date of inception) to December 31, 2003 were audited by another independent registered public accounting firm whose report dated July 26, 2004 expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period of August 11, 1986 (date of inception) to December 31, 2003 reflect a net loss of $911,586 of the total inception to date net loss of $22,432,090. The other independent registered public accounting firm's report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods are based solely on the report of such other independent registered public accounting firm.

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

In our opinion, based upon our report and the report of the other independent registered public accounting firm, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders’ equity (deficiency) and cash flows of CepTor Corporation (a development stage company) for the years ended December 31, 2005 and December 31, 2004 and for the period from August 11, 1986 (date of inception) to December 31, 2005 in conformity with United States generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. Note 2 to those financial statements, which is not included herein, indicates that the Company incurred significant losses since inception and has limited capital resources, which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum & Kliegman LLP
New York, New York
April 10, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors,
CepTor Corporation (A Development Stage Company):

We have audited the balance sheet of CepTor Corporation (A Development Stage Company) as of December 31, 2003, and the related statements of operations, stockholders’ deficiency and cash flows for the year then ended and for the period from August 11, 1986 (date of inception) to December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CepTor Corporation (A Development Stage Company) as of December 31, 2003, and the results of its operations and its cash flows for the year then ended and for the period from August 11, 1986 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the December 31, 2003 financial statements, the Company has sustained reoccurring operating losses and has an accumulated deficit of $915,846 as of December 31, 2003. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2 of the 2003 financial statement. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WithumSmith+Brown, P.C.

New Brunswick, New Jersey
July 26, 2004, except for Note 14(g) to the December 31, 2003
Financial Statements, which is dated December 8, 2004

CEPTOR CORPORATION
(A Development Stage Company)
BALANCE SHEET
DECEMBER 31, 2006

ASSETS
Current Assets:
Cash	$12,315
Prepaid expenses	12,897

Total current assets	25,212

Property and equipment, net	36,362
Deferred financing costs	1,187,214

TOTAL ASSETS	$1,248,788

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$3,877,171
Accrued expenses	1,065,012
Convertible notes (net of debt discount of $2,595,887)	3,718,293
Warrant liability	3,603,628
Conversion option liability	2,606,385

Total current liabilities	14,870,489

Commitments and contingencies
Stockholders' Deficiency:
Preferred stock, $0.0001 par value; authorized 20,000,000 shares, issued and outstanding - 221.40 shares of Series A Convertible
Preferred Stock at December 31, 2006; liquidation
preference - $6,203,750	5,535,000
Common stock, $0.0001; authorized 100,000,000 shares, issued and
outstanding - 15,500,069	1,550
Additional paid-in capital	26,919,823
Deficit accumulated during the development stage	(46,078,074)

Total stockholders' deficiency	(13,621,701)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,248,788
See notes to financial statements

CEPTOR CORPORATION
(A Development Stage Company)
STATEMENTS OF OPERATIONS
			Cumulative
			August 11, 1986
			(Date of
	For the Years Ended		Inception) to
	December 31,		December 31,
	2006	2005	2006

REVENUES:
Other income	$-	$-	$75,349

OPERATING EXPENSES:
Research and development	1,564,469	10,007,649	14,165,974
In-process research and development	-	-	5,034,309
General and administrative	2,245,825	3,564,712	12,363,170
Gain on extinguishment of debt	(387,362)	(311,281)	(698,643)
Change in fair value of derivative
financial instruments	(8,495,881)	(949,981)	(9,445,862)
Interest expense	13,234,928	998,394	15,597,763
Interest income	-	(41,903)	(52,318)

Total operating expenses	8,161,979	13,267,590	36,964,393

NET LOSS	(8,161,979)	(13,267,590)	(36,889,044)
Preferred dividends	-	(9,164,500)	(10,100,616)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(8,161,979)	$(22,432,090)	$(46,989,660)

Basic and diluted loss per common share	$(0.56)	$(2.11)
Weighted-average number of common shares outstanding	14,650,070	10,653,286

See notes to financial statements

CEPTOR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY
										Deficit
										Accumulated	Total
					Subscrip-	Deferred	Additional			During the	Stockholders'
	Preferred Stock		Common Stock		tion	Compen-	Paid-in	Treasury Stock		Development	(Deficiency)
	Shares	Amount	Shares	Amount	Receivable	sation	Capital	Shares	Amount	Stage	Equity

Balance, August 11, 1986 and December 31, 1986	-	$-	-	$-	$-	$-	$-	-	$-	$-	$-

Issuance of common stock for cash ($0.0012)	-	-	840,818	84	-	-	916	-	-	-	1,000
Balance, December 31, 1987	-	-	840,818	84	-	-	916	-	-	-	1,000

Balance, December 31, 1988	-	-	840,818	84	-	-	916	-	-	-	1,000

Balance, December 31, 1989	-	-	840,818	84	-	-	916	-	-	-	1,000

Balance, December 31, 1990	-	-	840,818	84	-	-	916	-	-	-	1,000

Balance, December 31, 1991	-	-	840,818	84	-	-	916	-	-	-	1,000

Net loss										(8,006)	(8,006)
Balance, December 31, 1992	-	-	840,818	84	-	-	916	-	-	(8,006)	(7,006)

Net loss	-	-	-	-	-	-	-	-	-	(1,169)	(1,169)
Convertible notes	-	-	176,572	18	-	-	3	-	-	-	21
Issuance of common stock in exchange for
services rendered ($ 0.0142)	-	-	176,572	18	-	-	2,482	-	-	-	2,500
Balance, December 31, 1993	-	-	1,193,962	120	-	-	3,401	-	-	(9,175)	(5,654)

Net income	-	-	-	-	-	-	-	-	-	10,222	10,222
Distribution to stockholders	-	-	-	-	-	-	-	-	-	(4,260)	(4,260)
Balance, December 31, 1994	-	-	1,193,962	120	-	-	3,401	-	-	(3,213)	308

Net loss	-	-	-	-	-	-	-	-	-	(1,342)	(1,342)
Balance, December 31, 1995	-	-	1,193,962	120	-	-	3,401	-	-	(4,555)	(1,034)

Net loss	-	-	-	-	-	-	-	-	-	(8,727)	(8,727)
Balance, December 31, 1996	-	-	1,193,962	120	-	-	3,401	-	-	(13,282)	(9,761)

Net loss	-	-	-	-	-	-	-	-	-	(3,975)	(3,975)
Issued pursuant to acquisition ($3.3501)	-	-	59,700	6	-	-	199,994	-	-	-	200,000
Issuance of common stock for cash ($3.3501)	-	-	29,850	3	-	-	99,997	-	-	-	100,000
Capital contribution by stockholder	-	-	-	-	-	-	50,000	-	-	-	50,000
Expense pursuant to grant of stock option	-	-	-	-	-	-	20,356	-	-	-	20,356
Balance, December 31, 1997	-	-	1,283,512	129	-	-	373,748	-	-	(17,257)	356,620

Net loss	-	-	-	-	-	-	-	-	-	(21,102)	(21,102)
Balance, December 31, 1998	-	-	1,283,512	129	-	-	373,748	-	-	(38,359)	335,518

Net loss										(25,172)	(25,172)
Balance, December 31, 1999	-	-	1,283,512	129	-	-	373,748	-	-	(63,531)	310,346

Net loss										(36,256)	(36,256)
Issuance of common stock for cash ($3.1409)			15,919	2			49,998				50,000
Balance, December 31, 2000	-	-	1,299,431	131	-	-	423,746	-	-	(99,787)	324,090

Net loss										(233,958)	(233,958)
Issued pursuant to funding agreement ($0.0838)			1,083,729	108			90,659				90,767
Balance, December 31, 2001	-	-	2,383,160	239	-	-	514,405	-	-	(333,745)	180,899

Net loss										(654,599)	(654,599)
Issued pursuant to funding agreement ($0.0838)			1,515,053	151			126,742				126,893
Balance, December 31, 2002	-	-	3,898,213	390	-	-	641,147	-	-	(988,344)	(346,807)

Net income										72,498	72,498
Balance, December 31, 2003	-	$-	3,898,213	$390	$-	$-	$641,147	-	$-	$(915,846)	$(274,309)

CEPTOR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY
Deficit
									Accumulated	Total
				Subscrip-	Deferred	Additional			During the	Stockholders'
Preferred Stock		Common Stock		tion	Compen-	Paid-in	Treasury Stock		Development	(Deficiency)
Shares	Amount	Shares	Amount	Receivable	sation	Capital	Shares	Amount	Stage	Equity
Balance, December 31, 2003	-	$-	3,898,213	$390	$-	$-	$641,147	-	$-	$(915,846)	$(274,309)

Acquisition by Xechem International, Inc. and
application of push-down accounting	-	-	-	-	-	-	4,118,463	-	-	915,846	5,034,309
Option granted pursuant to spinoff agreement	-	-	-	-	-	-	2,082,500	-	-	-	2,082,500
Common stock subject to repurchase under put right	-	-	(401,305)	(40)	-	-	(1,637,285)	-	-	-	(1,637,325)
Common stock issued May 2004, in connection
with bridge loans ($1.22)	-	-	451,597	45	-	-	549,955	-	-	-	550,000
Common stock issued May 2004, to placement
agent for bridge loans ($2.50)	-	-	36,000	4	-	-	89,996	-	-	-	90,000
Common stock issued September 2004, net of
offering expenses of $70,760 ($1.68)			554,413	55			929,176				929,231
Common stock issued December 2004 to advisors for
past services ($2.50)			675,690	68			1,689,157				1,689,225
Reclassification in December 2004 of advances from
Xechem as contribution to capital							350,310				350,310
Minority shareholders pursuant to recapitalization			1,850,000	185			(185)				-
Common stock issued December 2004 pursuant to
exercise of options granted pursuant to
spinoff agreement ($0.00001)			3,031,943	303	(303)						-
Intrinsic value of beneficial conversion feature of
replacement notes							1,111,240				1,111,240
Common stock issued December 2004 in conversion
of convertible note ($1.25)			167,610	17			209,495				209,512
Common stock issued December 2004 in connection
with litigation settlement ($2.50)			125,000	12			312,488				312,500
Warrants issued in connection with
litigation settlement							109,500				109,500
Common stock issued December 2004 pursuant to
placement agent agreement ($2.50)			150,000	15			(15)				-
Warrants issued to nonemployees for services							396,000				396,000
Preferred stock and warrants issued pursuant to units sold
December 2004 in a private placement ($25,000) 145.07		3,626,750					(822,510)				2,804,240
Acquisition December 2004 of treasury stock
under put right ($2.50)								145,070	(362,675)		(362,675)
Deemed dividend of beneficial conversion feature
of units sold in private placement							936,116			(936,116)	-
Stock option-based compensation for investor
relation services rendered						(1,198,500)	1,198,500				-
Stock option-based compensation for research
consulting services rendered						(30,600)	30,600				-
Amortization of deferred compensation						604,350					604,350
Net loss										(14,547,889)	(14,547,889)
Balance, December 31, 2004	145.07	$3,626,750	10,539,161	$1,054	$(303)	$(624,750)	$12,294,648	145,070	$(362,675)	$(15,484,005)	$(549,281)

CEPTOR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY
Deficit
									Accumulated	Total
				Subscrip-	Deferred	Additional			During the	Stockholders'
Preferred Stock		Common Stock		tion	Compen-	Paid-in	Treasury Stock		Development	(Deficiency)
Shares	Amount	Shares	Amount	Receivable	sation	Capital	Shares	Amount	Stage	Equity
Balance, December 31, 2004	145.07	$3,626,750	10,539,161	$1,054	$(303)	$(624,750)	$12,294,648	145,070	$(362,675)	$(15,484,005)	$(549,281)

Preferred stock and warrants issued pursuant to
units sold on January 5, 2005 in a
private placement ($25,000) 48.35		1,208,750					(159,359)				1,049,391
Deemed dividend of beneficial conversion feature
of units sold January 5, 2005 in private placement							1,208,750			(1,208,750)	-
Acquisition January 5, 2005 of treasury
stock under put right ($2.50)								48,350	(120,875)		(120,875)
Preferred stock and warrants issued pursuant to
units sold on January 18, 2005 in a
private placement ($25,000) 76.25		1,906,250					(252,624)				1,653,626
Deemed dividend of beneficial conversion feature
of units sold January 18, 2005 in private placement							1,906,250			(1,906,250)	-
Acquisition January 18, 2005 of treasury
stock under put right ($2.50)								76,250	(190,625)		(190,625)
Common stock issued January 2005 in connection
with payment of legal fees ($3.04)			23,000	2			69,998				70,000
Common stock issued January 2005 pursuant to
amendment of placement agent agreement ($2.50)			150,000	15			(15)				-
Common stock issued February 2005 to advisors
for past services ($6.25)			7,500	1			46,874				46,875
Preferred stock and warrants issued pursuant to
units sold on February 3, 2005 in a
private placement ($25,000) 224.48		5,612,000					(851,447)				4,760,553
Deemed dividend of beneficial conversion feature
of units sold February 3, 2005 in private placement							5,612,000			(5,612,000)	-
Acquisition February 3, 2005 of treasury
stock under put right ($2.50)								224,480	(561,200)		(561,200)
Preferred stock and warrants issued pursuant to
units sold on February 11, 2005 in a
private placement ($25,000) 17.50		437,500					(256,681)				180,819
Deemed dividend of beneficial conversion feature
of units sold February 11, 2005 in private placement							437,500			(437,500)	-
Acquisition February 11, 2005 of treasury
stock under put right ($2.50)								17,500	(43,750)		(43,750)
Common stock issued February 2005 pursuant to
cashless exercise of option ($3.05)			100,191	10			(10)				-
Common stock issued March 2005 upon conversion
of preferred shares ($2.50) (44.00)		(1,100,000)	440,000	44			1,099,956				-
Payment for common stock issued December 2004
pursuant to exercise of options granted pursuant to
spinoff agreement ($0.00001)					303						303
Common stock issued March 2005 pursuant to
exercise of warrants ($1.25)			5,000	1			6,249				6,250
Common stock issued April 2005 upon conversion
of preferred shares ($2.50) (15.00)		(375,000)	150,000	15			374,985				-
Common stock issued May 2005 pursuant to
financing letter agreement ($3.00)			25,000	2			74,998				75,000
Common stock issued May 2005 upon conversion
of preferred shares ($2.50) (41.00)		(1,025,000)	410,000	41			1,024,959				-
Common stock issued June 2005 upon conversion
of preferred shares ($2.50) (29.00)		(725,000)	290,000	29			724,971				-
Capital contribution for repurchase of common stock
pursuant to Stock Purchase Agreement							424,818				424,818
Common stock repurchased June 2005 pursuant
to Stock Repurchase Agreement ($0.80)								2,886,563	(2,734,068)		(2,734,068)
Common stock issued July 2005 pursuant to Regulatory
Milestone Plan ($2.70)			100,000	10			269,990				270,000

CEPTOR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY
Deficit
									Accumulated	Total
				Subscrip-	Deferred	Additional			During the	Stockholders'
Preferred Stock		Common Stock		tion	Compen-	Paid-in	Treasury Stock		Development	(Deficiency)
Shares	Amount	Shares	Amount	Receivable	sation	Capital	Shares	Amount	Stage	Equity
Common stock issued July 2005 upon conversion
of preferred shares ($2.50) (20.00)		(500,000)	200,000	20			499,980				-
Common stock issued August 2005 upon conversion
of preferred shares ($2.50) (83.50)		(2,087,500)	835,000	84			2,087,416				-
Common stock issued September 2005 upon conversion
of preferred shares ($2.50) (25.00)		(625,000)	250,000	25			624,975				-
Common stock issued September 2005 pursuant to
Stock Purchase Agreement			25,000	2			(2)				-
Expenses incurred pursuant to entering into Stock
Purchase Agreement							(89,340)				(89,340)
Net proceeds from October 2005 sale of common stock
issued December 2004 pursuant to exercise of
options granted pursuant to spinoff
agreement ($0.63)							163,014				163,014
Common stock issued October 2005 pursuant to
Stock Purchase Agreement			377,359	38			(38)				-
Common stock issued November 2005 upon conversion
of preferred shares ($2.50) (2.00)		(50,000)	20,000	2			49,998				-
Common stock issued December 2005 pursuant to
Securities Purchase Agreement			268,817	27			37,343				37,370
Warrant liability established							(3,350,697)				(3,350,697)
Common stock issued December 2005 upon conversion
of replacement notes ($0.375)			485,000	48			181,827				181,875
Common stock issued December 2005 upon conversion
of preferred shares ($2.50) (4.00)		(100,000)	40,000	4			99,996				-
Discount of secured convertible debenture upon
fair value allocation of proceeds							250,000				250,000
Retirement of treasury shares			(3,398,213)	(340)			(4,012,853)	(3,398,213)	4,013,193		-
Reverse common stock subject to repurchase under
variable shares put right at December 31, 2004			401,305	40			1,637,285				1,637,325
Stock option-based compensation for investor
relation services rendered						(620,700)	620,700				-
Stock option-based compensation for employees
and directors						(293,231)	293,231				-
Fair value adjustment of stock options previously
granted to non-employees						180,150	(180,150)				-
Amortization of deferred compensation						1,035,701					1,035,701
Net loss										(13,267,590)	(13,267,590)

Balance, December 31, 2005	248.15	$6,203,750	11,744,120	$1,174	$-	$(322,830)	$22,969,495	-	$-	$(37,916,095)	$(9,064,506)

CEPTOR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY
Deficit
									Accumulated	Total
				Subscrip-	Deferred	Additional			During the	Stockholders'
Preferred Stock		Common Stock		tion	Compen-	Paid-in	Treasury Stock		Development	(Deficiency)
Shares	Amount	Shares	Amount	Receivable	sation	Capital	Shares	Amount	Stage	Equity
Balance, December 31, 2005	248.15	$6,203,750	11,744,120	$1,174	$-	$(322,830)	$22,969,495	-	$-	$(37,916,095)	$(9,064,506)

Common stock issued January 2006 upon conversion
of preferred shares ($2.50) (10.00)		(250,000)	100,000	10			249,990				-
Common stock issued January 2006 upon conversion
of replacement notes ($0.375)			855,267	85			320,640				320,725
Common stock issued February 2006 upon conversion
of preferred shares ($2.50) (7.00)		(175,000)	70,000	7			174,993				-
Common stock issued February 2006 upon conversion
of 2005 Convertible Debentures ($0.5795)			86,281	9			49,991				50,000
Common stock issued March 2006 upon conversion
of preferred shares ($2.50) (6.75)		(168,750)	67,500	7			168,743				-
Common stock issued March 2006 upon conversion
of options ($0.359)			557,102	56			199,944				200,000
Expenses incurred pursuant to entering into Stock
Purchase Agreement							(38,181)				(38,181)
Common stock issued March 2006 upon conversion
of 2005 Convertible Debentures ($0.3373)			148,236	15			49,985				50,000
Common stock issued April 2006 upon conversion
of 2005 Convertible Debentures ($0.1985)			755,735	76			149,924				150,000
Common stock issued May 2006 upon conversion
of preferred shares ($2.50) (3.00)		(75,000)	30,000	3			74,997				-
Common stock issued May 2006 upon conversion
of 2005 Convertible Debentures ($0.1616)			309,598	31			49,969				50,000
Common stock issued May 2006 pursuant
to anti-dilution provisions			776,230	77			155,169				155,246
Incremental fair value of additional common stock
issuable upon conversion of preferred shares							1,936,377				1,936,377
Reclassification of deferred compensation as
a result of adoption of SAB 107						322,830	(322,830)				-
Amortization of deferred compensation							730,617				730,617

Net icome (loss)										(8,161,979)	(8,161,979)

Balance, December 31, 2006	221.40	$5,535,000	15,500,069	$1,550	$-	$-	$26,919,823	-	$-	$(46,078,074)	$(13,621,701)

CEPTOR CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Cumulative
			August 11, 1986
			(Date of
	For the Years Ended		Inception) to
	December 31,		December 31,
	2006	2005	2006

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$(8,161,979)	$(13,267,590)	$(36,889,044)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	19,069	18,207	50,559
Write-off of in-process research and development	-	-	5,034,309
Charge for stock option issued pursuant to spinoff
agreement	-	-	2,082,500
Stock-based compensation to employees and directors	151,026	116,776	267,802
Stock-based compensation to nonemployees	579,591	1,310,800	4,802,822
Stock-based component of payment of legal fees	-	70,000	70,000
Stock-based component of litigation settlement	-	-	422,000
Gain on extinguishment of debt	(387,362)	(311,281)	(698,643)
Change in fair value of derivative
financial instruments	(8,495,881)	(949,981)	(9,445,862)
Non-cash interest expense	12,908,213	901,620	15,128,408
Changes in assets and liabilities:
Prepaid expenses	192,888	(68,056)	(12,897)
Other assets	18,511	-	-
Accounts payable and accrued expenses	(693,843)	4,812,409	4,515,727

Net cash used in operating activities	(3,899,767)	(7,367,096)	(14,672,319)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	-	(13,023)	(86,921)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Net proceeds from issuances of common stock	200,000	169,567	1,499,819
Net proceeds from issuances of preferred stock	-	7,644,389	10,448,629
Acquisition of treasury stock under put right	-	(916,450)	(1,279,125)
Acquisition of treasury stock under purchase agreement	-	(2,309,250)	(2,309,250)
Distribution to shareholders	-	-	(4,260)
Capital contributed by Xechem International, Inc.	-	-	350,310
Proceeds from issuance of bridge loans and unsecured advances	3,915,444	2,250,000	7,540,444
Debt issue costs	(637,639)	(355,373)	(1,125,012)
Principal payments on bridge loans	-	-	(350,000)

Net cash provided by financing activities	3,477,805	6,482,883	14,771,555

Net increase (decrease) in cash and cash
equivalents	(421,962)	(897,236)	12,315
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF PERIOD	434,277	1,331,513	-

CASH AND CASH EQUIVALENTS AT THE END OF PERIOD	$12,315	$434,277	$12,315

See notes to financial statements

CEPTOR CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			Cumulative
			August 11, 1986
			(Date of
	For the Years Ended		Inception) to
	December 31,		December 31,
	2006	2005	2006

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Deemed dividend of the beneficial conversion feature of
Units sold in private placement	$-	$9,164,500	$10,100,616
Issuance of 2,635,000 shares of common stock upon
conversion of preferred shares	-	6,587,500	6,587,500
Issuance of 267,500 shares of common stock upon
conversion of preferred shares	668,750	-	668,750
Issuance of 485,000 shares of common stock upon
conversion of convertible note	-	181,875	181,875
Issuance of 855,267 shares of common stock upon
conversion of convertible note	302,725	-	302,725
Issuance of 1,299,850 shares of common stock upon
conversion of convertible debentures	300,000	-	300,000
Issuance of 100,000 shares of common stock pursuant to
stock plan	-	270,000	270,000
Issuance of 7,500 shares of common stock as compensation
for past services	-	46,875	46,875
Issuance of 25,000 shares of common stock as compensation
for financial planning	-	75,000	75,000
Issuance of 23,000 shares of common stock in payment of
accrued legal fees	-	70,000	70,000
Capital contribution for repurchase of common stock
pursuant to Stock Purchase Agreement	-	424,818	424,818
Issued 36,000 shares of common stock as debt issuance
costs	-	-	90,000
Issued 451,597 shares of common stock to bridge loan
investors and placement agent	-	-	550,000
Issued 167,610 shares upon conversion of convertible
notes	-	-	209,512
Issuance of convertible notes in exchange for bridge
loans and long-term debt plus accrued interest	-	-	1,111,240
Obligation to repurchase 401,305 shares of common stock
pursuant to put right	-	-	1,637,325

Cash paid during the year for:
Interest	35,421	-	35,421

CEPTOR CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS - DECEMBER 31, 2006

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

NATURE OF BUSINESS AND DEVELOPMENT STAGE OPERATIONS

CepTor Corporation is a biopharmaceutical company which had engaged in the research and development of therapeutic products for neuromuscular and neurodegenerative diseases. Since its inception, the Company had devoted its efforts and resources to the development of its receptor mediated drug-targeting platform for neuromuscular and neurodegenerative diseases, and to raising the funds necessary to continue this research. Due to lack of available capital, on October 31, 2006, the Company terminated all employees, with the exception of the CEO, and halted all activities.

In response to its financial condition, the Company has been focusing on a two-part strategy, in cooperation with the existing secured creditors, whereby (i) CepTor’s existing technologies will essentially be divested from the corporation pursuant to a transaction that will allow CepTor to retain significant upside should the technologies ultimately fulfill their promise as marketable and commercially viable products, and (ii) CepTor will seek to finalize a transaction for the acquisition of a new technology around which the Company could restructure its affairs. There is no assurance that such a transaction can be identified or consummated. In addition, any such transaction would have to have the full support of the existing secured creditors, as they have a priority position with respect to all of CepTor’s current assets, and there can be no assurance such approval will be obtained.

NOTE 2 - LIQUIDITY AND FINANCIAL CONDITION

The Company has had difficulty securing the necessary capital to execute its business plan and has not been able to remain current with respect to the payment terms of its operating obligations including its trade payables which aggregated approximately $3.9 million at December 31, 2006. As described in Note 12, the Company is in default of substantially all of its note obligations, which amount to approximately $6,314,180 in aggregate principal. These defaults occurred principally as a result of (i) the Company's failure to make the required payments of principal and interest under certain of these obligations (which triggered cross default provisions under the remaining note obligations), (ii)its failure to file a registration statement pursuant to the 2006 6% Convertible Notes within a specified period, and (iii) its failure to file a post-effective amendment to its registration statement on Form SB-2 covering shares issuable under the Cornell Convertible Debentures within a specified period. The Company is also required to have sufficient authorized but unissued shares available to net share settle its Cornell Convertible Debentures and all of its derivative financial instruments.
The Company has exhausted all of its capital resources, terminated all of its employees and is currently unable to, and does not believe it is likely, to pursue further development of its product candidates. The Company pursued this course of action as a result of having been informed by the Food and Drug Administration (FDA) that its Investigational New Drug Application (IND) remains on hold pending the resolution of several remaining issues. Additional internal research is required to fully resolve the FDA issues and complete the Company’s own internal research program. The Company lacks the funding that is necessary to resolve these issues and is currently unable to secure financing commitments for this purpose. With no other financial resources available to it, the Company had no choice but to cease all efforts related to the research and development of its compounds, terminate all of its employees, and close down its corporate offices in Maryland. At present, CepTor is maintaining its operations as a “virtual” office operated out of New York City and has one part-time employee, Howard Becker, the Company’s newly appointed CEO.

However, rather than selling off the assets and terminating all operations, filing a bankruptcy petition or consenting to the foreclosure of the assets by the secured creditors, CepTor has instead been focusing on a two-part strategy, in cooperation with the existing secured creditors, whereby (i) the Company’s existing technologies will be divested from the corporation pursuant to a transaction that will allow CepTor to retain a significant financial stake should the technologies ultimately fulfill their promise as marketable and commercially viable products, and (ii) CepTor will seek to finalize a transaction for the acquisition of a new technology around which it could restructure its affairs. There is no assurance that such a transaction can be identified or consummated. In addition, any such transaction would have to have the full support of the existing secured creditors, as they have a priority position with respect to all of CepTor’s current assets, and there can be no assurance such approval can be obtained.

If we are not able to finalize a transaction that results in the acquisition of a new commercially viable technology, including the requirement that we first consensually restructure our remaining outstanding trade debt, we will likely have no choice but to wind down our affairs and/or commence bankruptcy proceedings. There can be no assurance that we will be successful either in winning support from our existing trade creditors for the voluntary restructuring of their debts, or that we will finalize and close upon a transaction for a new technology around which to reorganize CepTor’s affairs. In addition, all of our assets are pledged to certain secured creditors to secure our repayment obligations to them. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern..

During the year ended December 31, 2006, the Company received (i) proceeds from exercises of stock options of $200,000, (ii) $3,569,444 from the issuance of its 2006 6% Convertible Notes before debt issuance costs of $637,639 (see Note 12) and (iii) unsecured advances of $346,000.

Primarily as the result of recording non-cash interest expense of $12,908,213, and the non-cash gain associated with the decrease in the fair values of its derivative financial instruments of $8,495,881, the Company recorded a net loss for the year ended December 31, 2006 of $8,161,979. Non-cash interest expense consisted primarily of the amortization of the excess fair values of its derivative securities included in its financing transactions and amortization of deferred financing costs of those financing transactions. The Company used net cash flows in its operating activities of $3,899,767 during the year ended December 31, 2006. The Company’s working capital deficiency amounted to $14,845,277 and its development stage accumulated deficit amounted to $46,078,074 at December 31, 2006. The Company will require substantial additional funding to develop any newly acquired technology and fund ongoing costs of its operations.
At December 31, 2006, the Company had $6,314,180 in principal of convertible notes outstanding. The December 2004 Convertible Note in the principal amount of $448,736, was due July 3, 2006. There has not been an agreement on amended terms and no assurance that the Company will reach agreement with the note holder on amended terms. The terms of the December 2004 Convertible Note does not provide for penalties or other payments upon default, and accordingly, the Company has not accrued a penalty as of December 31, 2006. Of the remaining debt, (i) $250,000 in principal plus accrued interest was due on December 9, 2006, (ii) $3,569,444 in principal representing 2006 6% Convertible Notes mature during the period June 2007 through October 2007, (iii) the Cornell Convertible Debentures of $1,700,000 mature in December 2008, and (iv) $346,000 represent interest-free, unsecured advances. Currently, the Company is in default of substantially all of its obligations to its noteholders and the Company’s creditors currently have the right to demand immediate payment of these loans. At present, the Company does not have, and has no immediate prospect of obtaining, the available cash to repay these obligations. The note holders holding $1,700,000 in principal have a security interest in all the assets of the Company.

Due to the defaults and arrears with its noteholders and trade creditors, and the lack of resources to settle its obligations, creditors may seek to aggressively pursue remedies available to them, which could force the Company to commence bankruptcy proceedings or wind down its affairs. Such creditors may also seek to file an involuntary bankruptcy petition against the Company. Based on the status of its obligations, the Company has recorded all of its liabilities as currently due.

In August 2006, the Company entered into a letter of intent with Ferring International Center S.A. with respect to the proposed acquisition by the Company of Ferring’s rights and interests with respect to superoxide dismutase, subject to the Company’s completion of due diligence, the execution of definitive agreements and entry into a written agreement with the FDA on end points governing the clinical trial of SOD. Due to the lack of resources, the termination of the employees of Company, and the pending transfer by the Company of its existing technologies to another company, the Company believes it is extremely unlikely that the transactions with Ferring will be further pursued or ever consummated.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company is a development stage enterprise. Accordingly, the Company has included its cumulative statements of operations, cash flows and statement changes in stockholders' deficiency for the period of August 11, 1986 (date of inception) to December 31, 2006 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises".

The Company's net loss as reported in its statement of operations for the period of August 11, 1986 (date of inception) to December 31, 2006 is $46,989,660 whereas the deficit accumulated during its development stage as reported on its balance sheet at December 31, 2006 is $46,078,074. The difference is a result of the acquisition of the Company by Xechem and the restatement of its assets and liabilities to fair value, which resulted in the Company's accumulated deficit, net of distributions, from inception through December 31, 2003 (the date of merger for financial reporting purposes) being reclassified to additional paid-in capital, net of a deemed dividend to the preferred shareholders.

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

DEBT AND EQUITY ISSUE COSTS

Pursuant to a common stock purchase agreement entered into during October 2005, the Company incurred expenses of $89,340 in legal and accounting fees, SEC registration fees and non-accountable expense reimbursement. These expenses were charged to additional paid-in capital during the year ended December 31, 2005. In addition, the Company issued 25,000 shares of common stock with a value of $22,500 on the date of issuance charging additional paid-in capital for par value of the issued shares.

Pursuant to a securities purchase agreement entered into during December 2005, the Company incurred expenses of $86,033 for legal fees, accounting fees, and SEC registration fees. In addition, the Company also paid the investor $20,000 in deal-related expenses reimbursement and commitment fees of $160,000. These expenses will be amortized over the three-year term of the secured convertible note.

Pursuant to the terms of the 2006 6% Convertible Notes entered into during the year ended December 31, 2006, the Company incurred expenses of $226,639 in deal-related expenses. In addition, the Company paid yield enhancement fees of $374,444 and issued various warrants with fair values aggregating $1,388,854 as additional yield enhancement fees. These expenses and yield enhancement fees are being amortized over the twelve-month periods of each respective 2006 6% Convertible Note.

STOCK BASED COMPENSATION

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS 123R), which replaced SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and superseded Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). SFAS 123R established standards for the accounting for which an entity exchanges its equity instruments for goods or services. This statement also addressed transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost shall be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (vesting period). The grant-date fair value of employee stock options is estimated using the Black-Scholes option-pricing model adjusted for the unique characteristics of those instruments. The Company adopted SFAS 123R using the modified prospective method on January 1, 2006.  Results for prior periods have not been restated. The Company previously accounted for share-based compensation under the recognition and measurement principles of APB No. 25 and related interpretations. Under APB No. 25, compensation cost for employee and director grants was recorded only if the market price of the underlying common stock on the date of grant exceeded the exercise price. See Note 17 for the disclosures related to stock based compensation.

The following table summarizes the pro forma operating results of the Company had compensation expense for stock options granted to employees been determined in accordance with the fair market value based method prescribed by SFAS No. 123. The Company has presented the following disclosures in accordance with SFAS No. 148.

For the Year Ended
December 31, 2005

Net loss available to common stockholders	$(22,432,090)
Adjust: Stock-based employee compensation
Determined under the fair value method	(81,399)
Pro forma net loss	$(22,513,489)

Net loss per share available to common stockholders:
Basic and diluted, as reported	$(2.11)
Basic and diluted, pro forma	(2.11)

The pro forma amounts that are disclosed in accordance with SFAS No. 123 reflect the portion of the estimated fair value of awards that were earned for the year ended December 31, 2005.

Compensation expense for options granted to non-employees is determined in accordance with EITF 96-18, and related interpretations, as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Compensation expense for options granted to non-employees is re-measured each period as the underlying equity instruments vest.

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

The terms of the Company’s Cornell Convertible Debentures (see Note 12) provide for a conversion price in certain situations based on a floating conversion price which results in an indeterminable number of shares of common stock potentially issued upon conversion. Under accounting guidance provided by EITF 00-19, as of December 31, 2006, the Company had liabilities of $3,603,620 representing the fair value of warrants and options to purchase approximately 35.8 million shares of common stock which had been issued as components of other financing instruments or granted to non-employees for services rendered. The Company recorded additional liabilities for the fair value of warrants granted during the year ended December 31, 2006 in the aggregate of approximately $5.7 million. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 4.7% to 5.1%; expected dividend yield: 0%; expected life: 3 years to 5 years; and volatility: 106% to 223%.

The accounting guidance shows that the warrants are a derivative liability and are marked to market for each reporting period. During the year ended December 31, 2006, the Company recognized a credit of $5,276,577 for the decrease in fair value of the derivative financial instruments. The fair value of these awards was estimated at December 31, 2006 using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 4.7% to 5.0%; expected dividend yield: 0%; expected option life: 1.0 years to 4.8 years; and volatility: 227%.

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

During the years ended December 31, 2006 and 2005, the Company issued $5,819,444 in principal of various convertible notes (see Note 12) with embedded conversion options accounted for as free standing derivative financial instruments in accordance with SFAS 133 and EITF 00-19 and on the dates of issuance recorded liabilities for conversion options of $6,018,813. The fair value of these embedded conversion options were estimated at the date of issuance using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 3.3% to 5.2%; expected dividend yield: 0%; expected option life: one year to 3 years; and volatility: 130% to 223%. The accounting guidance instructs that the conversion options are a derivative liability and are marked to market for each reporting period. During the year ended December 31, 2006, the Company recognized a credit of $3,219,304 for the decrease in fair value of the derivative financial instruments. The fair value of these embedded conversion options were estimated at December 31, 2006 using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 4.8% to 5.0%; expected dividend yield: 0%; expected option life: one year to 2 years; and volatility: 227.

The Company also determined that the conversion option embedded in its Series A Preferred stock is not a free-standing derivative in accordance with the implementation guidance provided in paragraph 61 (l) of Appendix A to SFAS 133.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred.

NET LOSS PER SHARE

Net loss per share is presented under SFAS No. 128 "Earnings Per Share." Under SFAS No. 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potential dilution. Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the years ended December 31, 2006 and 2005 excludes potentially dilutive securities because their inclusion would be anti-dilutive.

Shares of common stock issuable upon conversion or exercise of potentially dilutive securities at December 31, 2006 and 2005 are as follows:

	December 31,
	2006	2005

Series A Preferred Stock	11,405,113	2,481,500
Warrants	33,912,855	5,777,259
Options	1,878,834	646,695
Convertible Notes	44,662,888	4,404,279
TOTAL	91,859,690	13,309,733

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

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”).  EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.”  The consensus should be applied to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006.  The Company does not expect the adoption of EITF 06-6 to have a material impact on its consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, “Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities” (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 should be applied to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. Earlier application of EITF 06-7 is permitted in periods for which financial statements have not yet been issued.

In December 2006, the FASB issued FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”). FSP EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with SFAS 5 “Accounting for Contingencies.”  FSP EITF 00-19-2 amending previous standards relating to rights agreements became effective on December 21, 2006 with respect to arrangements entered into or modified beginning on such date and for the first fiscal year beginning after December 15, 2006 with respect to those arrangements entered into prior to December 21, 2006.  The Company is in the process of evaluating the impact of the adoption of this statement on the Company’s results of operations and financial condition.

 In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements.

The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations or cash flows. Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

During the year ended December 31, 2004, the Company recorded approximately $5,034,300 of IPR&D, consisting of granted patents and pending patent applications, which has been expensed as in-process research and development costs. The following table summarizes the fair value of the assets acquired and liabilities assumed in the acquisition:

Consideration paid by Xechem to former stockholders of CepTor Corporation	$4,760,000

Net Liabilities Assumed:
Current liabilities	35,000
Notes and advances payable	325,000
Current and other assets	(85,691)
274,309)

Purchase price in excess of net liabilities assumed by Xechem -
allocated to in-process research and development	$5,034,309

NOTE 5 - SPINOFF OF CEPTOR CORPORATION BY XECHEM INTERNATIONAL, INC.

DESCRIPTION OF XECHEM SPINOFF AGREEMENT

Following the acquisition of the Company by Xechem, the board of directors of Xechem determined that Xechem lacked the resources to fully fund the development and regulatory approval of the Company's technology. As a result, the board of directors of Xechem determined that it was in the best interest of Xechem's stockholders to effect a spin-off of the Company from Xechem, providing the Company with an independent platform to obtain financing and develop its technology. As a result the Company, Xechem, and William Pursley, former Chairman and CEO of the Company, entered into an agreement dated March 31, 2004, amended July 23, 2004 and November 17, 2004, (the "Spinoff Agreement"), to provide for the separation of the Company from Xechem. The Spinoff Agreement provided for the Company's separation from Xechem under a transaction structured to include (i) the Company's redemption of a portion of its shares held by Xechem out of the proceeds of future financing under the Redemption Obligation described below, (ii) the issuance and allocation of additional shares of common stock to Mr. Pursley under the Founders' Plan described below and (iii) the Company's reverse merger into a public shell described in Note 6. The Company also agreed to pay royalties on future revenues and assume certain obligation for contingent consideration payable to the former stockholders of the Company (who sold their shares to Xechem).

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

As of December 31, 2006, 816,696 shares of common stock issued under the Founders Plan had vested and due to termination of certain employees during the year then ended, 811,102 shares of common stock issued under the Founders Plan had reverted to Mr. Pursley.

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

Pursuant to the Merger, Medallion acquired all of the outstanding capital stock of the Company in exchange for 5,278,068 shares of New CepTor's common stock, par value $0.0001 per share, and assumption of certain obligations of the Company. As a result, the Company's former stockholders became the majority stockholders of New CepTor. The Merger was accounted for as a recapitalization, since the former stockholders of the Company owned a majority of the outstanding shares of New CepTor's common stock immediately following the Merger. New CepTor intended to carry on the Company's business as its sole line of business and remain in Hunt Valley, Maryland and continued as a development-stage bio-pharmaceutical company focusing on therapeutic products for neuromuscular, neurodegenerative diseases and other orphan diseases.

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

NOTE 7 - PREPAID EXPENSES

Prepaid expenses principally consist of unamortized premiums paid to carriers for insurance policies and advance payments to a clinical contractor.

NOTE 8 - DEFERRED FINANCING COSTS

The Company capitalizes the costs and expenses incurred in entering into its debt obligations which are then amortized over the term of the debt. During the years ended December 31, 2006 and 2005, the Company incurred $104,408 in deferred financing costs associated with its Cornell Convertible Debentures offering. During the year ended December 31, 2006, the Company incurred $1,989,937 in deferred financing costs associated with its 2006 6% Convertible Notes offering. The deferred financing costs associated with the 2006 6% Convertible Note offering consisted of $226,639 of professional fees paid, $374,444 of yield enhancement fees paid and $1,388,854 representing the fair value of the warrants issued as additional yield enhancement fees.

During the year ended December 31, 2006, the Company amortized $907,131 of deferred financing costs to non-cash interest expense. There was no amortization of deferred financing cost for the year ended December 31, 2005.

NOTE 9 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2006, is as follows:

Office equipment	$69,408
Lab equipment	500
Less-accumulated depreciation and amortization	33,046
Total	$36,362

For the year ended December 31, 2006 and December 31, 2005, respectively, depreciation expense was 19,069 and $18,207.

NOTE 10 - ACCRUED EXPENSES

Accrued expenses as of December 31, 2006, are as follows:

Financial investor relations fees	$188,278
Miscellaneous expenses	302
Interest on convertible note	376,710
Liquidated damages associated with
2006 6% Convertible Note offering	499,722

Total	$1,065,012

Pursuant to the Company's sale of Series A Preferred Stock in a private placement, the Company had agreed to spend up to 3% of the gross proceeds from its private placement on financial investor relations activities, all of which was accrued as ‘‘Financial Investor Relations Fees’’ and charged to additional paid-in capital upon each closing of the private placement.

Pursuant to the registration rights agreement in connection with the 2006 6% Convertible Notes offering, the Company was obligated to pay liquidating damages of 2% of the principal amount for each 30-day period the registration statement was filed past August 21, 2006. As of December 31, 2006, the Company accrued 14% of the outstanding principal, representing seven 30-day periods.

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

NOTE 12 -CONVERTIBLE NOTES

NOTE OBLIGATIONS IN DEFAULT

The Company is in default of substantially all of its note obligations, which amount to approximately $6,314,000 in aggregate principal. These defaults occurred as a result of (i) the Company's failure to make the required payments of principal and interest under certain of these obligations (which triggered cross default provisions under the remaining loans), (ii) not filing a registration statement covering shares issuable under the 2006 6% Convertible Notes within the specified period, and (iii) not filing a post-effective amendment to its registration statement on Form SB-2 covering shares issuable under the Cornell Convertible Debentures within the specified period. The Company is also required to have sufficient authorized but unissued shares available to net share settle its Cornell Convertible Debentures and all of its derivative financial instruments. As of December 31, 2006, the Company, on a fully diluted basis, had 108,655,813 shares issued and potentially issuable in connection with all of its outstanding common stock convertible instruments, stock options and derivative financial instruments.

At the time of the filing of the Company’s quarterly Report under Form 10-QSB for the second quarter of 2006, the Company had defaulted in its payment obligation to certain noteholders, which triggered cross-defaults under various other loan agreements. When the filing occurred, CepTor did not list the various cross-defaults, make disclosures related thereto, or bring current its obligations to its noteholders on the Company’s balance sheet. All such defaults, disclosures and accounting adjustments were properly made by the Company in connection with the filing of its Form 10-QSB for the third quarter of 2006, but CepTor has since concluded that these debt obligations should have been classified as current liabilities and disclosures should have been made in the June 30, 2006 Form 10-QSB.   The Company intends to file an amended Form 10-QSB.

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

The remaining Amended December 2004 Convertible Note in the principal amount of $448,736 was due July 3, 2006. There has not been an agreement on amended terms and there is no assurance the Company will reach agreement with the note holder. The terms of the December 2004 Convertible Note do not provide for penalties or other payments upon default, and accordingly, the Company has not accrued any as of December 31, 2006. The conversion price was adjusted to $0.15 from $0.75 pursuant to the 2006 6% Convertible Note offering which commenced June 1, 2006 (see below).

As of December 31, 2006, the principal amount of $448,736 remains outstanding under the December 2004 Convertible Note.

2005 HARBOR NOTE

On December 9, 2005, the Company issued a convertible promissory note (the ‘‘2005 Harbor Note’’) in the principal amount of $250,000 which bears interest at the rate of 6% per annum. All unpaid principal and interest under the 2005 Harbor Note was due and payable on December 9, 2006. The 2005 Harbor Note is convertible, in whole or in part, at any time, into common stock at an adjusted conversion price of $0.15 per share (adjusted pursuant to the 2006 6% Convertible Note offering commenced on June 1, 2006, see below), subject to certain limitations on conversion as set forth in the 2005 Harbor Note, including where the resulting number of shares converted on a cumulative basis, would exceed 19.99% of the total number of shares of common stock outstanding and, subject to a conversion price adjustment in the event the Company offers or sells an option not pursuant to an approved stock plan to acquire common stock at a price per share less than the conversion price. The conversion option featured in this note is being accounted for as a free standing derivative financial instrument in accordance with SFAS 133 and EITF 00-19.

The fair value of the conversion option was to $130,183 at December 31, 2006.

There has not been an agreement on amended terms and no assurance the Company will reach agreement with the note holder. The terms of the 2005 Harbor Note do not provide for penalties or other payments upon default, and accordingly, the Company has not accrued any as of December 31, 2006.

As of December 31, 2006, the principal amount of $250,000 remains outstanding under the 2005 Harbor Note. The amount of discount of this note, based on the original allocation of proceeds to the carrying amount of the note and the free standing conversion option, has been fully amortized to non-cash interest expense at December 31, 2006.

CORNELL CONVERTIBLE DEBENTURES

On December 9, 2005, the Company entered into a securities purchase agreement (the ‘‘Securities Purchase Agreement’’) with Cornell Capital Partners, LP (‘‘Cornell Capital’’) pursuant to which Cornell Capital has purchased, in a private placement, secured convertible debentures in the aggregate principal amount of $2,000,000 (the ‘‘Cornell Convertible Debentures’’), which bear interest at the rate of 8% per annum. Pursuant to the Securities Purchase Agreement, the Company issued a Cornell Convertible Debenture in the principal amount of $1,000,000 on each of December 9, 2005 and December 28, 2005. Each Cornell Convertible Debenture has a three-year maturity from the date of issuance and was subject to earlier conversion or redemption pursuant to its terms.

Cornell Capital has the right to convert a portion or all of the outstanding principal and interest under the Cornell Convertible Debentures into shares of common stock at a conversion price per share equal to the lesser of $0.9765 (105% of the closing bid price of the common stock on December 8, 2005) (the ‘‘Fixed Price’’) or (ii) 95% of the lowest closing bid price of the common stock for the twenty trading days immediately preceding the conversion date (the ‘‘Floating Price’’ and together with the Fixed Price, the ‘‘Conversion Price’’), subject to adjustment as provided in the Cornell Convertible Debentures; provided, that any such conversion based on the Floating Price will generally be limited to $150,000 of principal outstanding under the Cornell Convertible Debentures in any thirty day period; and further provided, that Cornell Capital may not convert the Cornell Convertible Debentures into shares of common stock if such conversion would result in Cornell Capital, together with its affiliates, beneficially owning in excess of 4.9% of the then issued and outstanding shares of common stock. The Conversion Price and number of shares of common stock issuable upon conversion of the Cornell Convertible Debentures is subject to certain exceptions and adjustment for stock splits and combinations and other dilutive events.

Subject to the terms and condition of the Cornell Convertible Debentures, the Company had the right at any time upon three business days notice to redeem the Cornell Convertible Debentures, in whole or in part. If the closing bid price of the common stock, is less than the Fixed Price at the time of the redemption, the Company is obligated to pay, in addition to the principal and accrued interest being redeemed, a redemption premium of 8% of the principal amount being redeemed (the ‘‘Redemption Amount’’). If the closing bid price is greater than the Fixed Price, the Company may redeem up to 50% of the principal amount at the Redemption Amount and the remaining 50% at the greater of the (x) Redemption Amount or (y) the market value of the common stock. In addition, Cornell Capital will receive a three-year warrant to purchase 25,000 shares of common stock for every $100,000 redeemed by the Company, on a pro rata basis, at an exercise price per share of $0.9765 (the ‘‘Redemption Warrant’’).

If an Event of Default (as such term is defined in the Cornell Convertible Debentures) occurs, any principal and accrued interest outstanding will become immediately due and payable, in cash or common stock, at Cornell Capital’s election.  Pursuant to the Securities Purchase Agreement, on December 9, 2005, the Company issued to Cornell Capital a warrant to purchase 1,000,000 shares of common stock at an exercise price per share of $1.023 (110% of the closing bid price of the common stock on December 8, 2005) and (ii) 268,817 shares of common stock, and (iii) on each of December 9, 2005 and December 28, 2005, the Company made a cash payment to an affiliate of Cornell Capital of $80,000 for expenses incurred in connection with the transaction.

On June 29, 2006, the Company entered into an assignment agreement (‘‘Assignment Agreement’’) by and between Cornell Capital, The Longview Fund, LP (‘‘Longview’’), Alpha Capital Aktiengesellschaft (‘‘Alpha’’), Ellis International Ltd. (‘‘Ellis’’) and Momona Capital Corp. (‘‘Momona’’) (each an ‘‘Assignee’’) which provides for, among other things, the assignment of the unpaid and unconverted amounts outstanding under each of the Cornell Convertible Debentures to the Assignees in the amounts listed in the Assignment Agreement. The aggregate unpaid and unconverted principal amount of $1,700,000 under the Cornell Convertible Debentures was assigned. The aggregate purchase price paid by the Assignees was $1,914,180, of which $1,836,000 is being paid for principal (which includes the Redemption Amount) and $78,180 represents accrued interest. The Company now owes the principal amounts of $700,000 and $400,000 to Longview and $300,000, $200,000 and $100,000 to Alpha, Ellis and Momona, respectively, in proportion to their assignment from Cornell Capital. All of the terms and conditions remain unchanged in the Cornell Convertible Debentures except that the Assignment Agreement provides that the Company may not redeem the Cornell Convertible Debentures, in whole or in part.

Pursuant to the Assignment Agreement, the Company was obligated to file an amended registration statement to reflect the change in selling shareholders by July 10, 2006. As of December 31, 2006, the Company has not met this obligation causing it to be in default under the terms of the agreement. There has not been an agreement on amended terms and no assurance the Company will reach agreement with the note holders. The terms of the Cornell Convertible Debentures do not provide for penalties or other payments upon default, and accordingly, the Company has not accrued any as of December 31, 2006.

Pursuant to the Securities Purchase Agreement, the Company granted a security interest in all of its assets to Cornell Capital to secure its obligations under the Cornell Convertible Debentures, which security interest will be transferred to the Assignees pursuant to the Assignment Agreement.

As of December 31, 2006, $1,700,000 of principal of the Cornell Convertible Debentures remains outstanding. The conversion option featured in these Debentures is being accounted for as a free standing derivative financial instrument in accordance with SFAS 133 and EITF 00-19. The fair value of the conversion option amounted to $1,083,513 at December 31, 2006. The amount of the unamortized discount of these Debentures, based on the original allocation of proceeds to the carrying amount of the note and the free standing conversion option, amounts to $938,522, at December 31, 2006.

2006 6% CONVERTIBLE NOTES

On May 26, 2006, the Company entered into a placement agency agreement and term sheet for a private offering of one-year 6% convertible notes in an aggregate principal amount of up to $6,000,000 (the ‘‘2006 6% Convertible Notes’’).

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

The principal of, and accrued interest on, the 2006 6% Convertible Notes is convertible into shares of common stock, at the option of the holders of the 2006 6% Convertible Notes, at an initial conversion price per share of $0.15, subject to adjustment for certain issuances or events that will result in dilution (the ‘‘Fixed Conversion Price’’). Since the 2006 6% Convertible Notes had not been fully converted or repurchased for 200% of their principal amount by September 30, 2006, on October 1, 2006, the conversion price became the lesser of (i) the Fixed Conversion Price and (ii) 90% of the lowest closing price (or, if no closing price is available, the average of closing bid and asked prices) of the Company’s common stock for the 20 trading days immediately preceding the date on which a notice of conversion is delivered (the ‘‘Floating Conversion Price’’).

Purchasers of 2006 6% Convertible Notes who have not previously purchased shares of the Company’s Series A Convertible Preferred Stock, par value $0.0001 per share (the ‘‘Preferred Stock’’) are to receive, without additional consideration, five-year warrants to purchase a number of additional shares of common stock equal to 100% of the number of shares that the purchaser may initially acquire upon conversion of the 2006 6% Convertible Notes, at an initial exercise price of $0.30 per share, subject to adjustment for certain issuances and events that will result in dilution.

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

The Company was obligated to file a registration statement by August 21, 2006 to register for resale the shares of common stock that purchasers of 2006 6% Convertible Notes may acquire upon conversion of the 2006 6% Convertible Notes or exercise of the warrants, as well as any additional shares of common stock which may be issued as part of the offering. Since the Company failed to file a registration statement for the resale of these shares by August 21, 2006, the Company will be obligated to pay purchasers of the 2006 6% Convertible Notes liquidated damages in an amount equal to 2% of the principal amount of the 2006 6% Convertible Notes for each month, or portion of a month, for which the Company fails to timely file the registration statement or until the registration statement becomes effective, but in no event may the liquidated damages exceed 18% of the principal amount of the 2006 6% Convertible Notes. At December 31, 2006, the Company has accrued $499,722 as estimated liquidated damages, which represents the damages which would be due with a potential delay of seven months in the filing of its registration statement.

As a condition to their purchase of the 2006 6% Convertible Notes, purchasers have agreed not to sell, transfer or otherwise dispose of any securities of the Company prior to the 150th day after June 1, 2006, except that the restrictive period applicable to shares of common stock that were acquired, or may be acquired, upon conversion of shares of Preferred Stock held by the purchaser, expired on August 20, 2006 to the extent of the total purchase price paid by the purchaser for 2006 6% Convertible Notes bears in relation to the total purchase price paid for the Preferred Stock.

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

The Harbor Trust has agreed to a pledge of its 2005 Harbor Note dated December 9, 2005 issued in the name of The Harbor Trust in the principal amount of $250,000 to secure a non-recourse obligation to increase the return to purchasers of Preferred Stock to the extent required to protect investors from a loss on their investment to the extent of such collateral, measured on the earlier of May 20, 2007 or the date on which all the 2006 6% Convertible Notes offered have been sold or otherwise disposed of, including by conversion. In consideration for the agreements made by The Harbor Trust, at each closing the Company will (i) pay The Harbor Trust a yield enhancement incentive fee equal to 10% of the aggregate gross proceeds of the 2006 6% Convertible Notes receiving the benefit of such protection (the ‘‘Yield Protected Notes’’), plus (ii) issue to The Harbor Trust, for nominal consideration, five-year warrants to purchase, for the principal amount thereof, (A) 2006 6% Convertible Notes having a principal amount equal to 10% of the principal amount of the Yield Protected Notes sold in the Offering, and (B) five-year warrants to purchase a number of shares of common stock equal to 10% of the shares of common stock that purchasers of the Yield Protected Notes sold in the offering may acquire upon exercise of the warrants they received with the purchase of the Yield Protected Notes, at an exercise price of $0.30 per share. In no event will the total yield enhancement incentive fee, plus the placement agent fee, paid by the Company exceed 10% of the gross proceeds of the offering.

From June 1, 2006 through October 19, 2006 (date of last closing under the offering), the Company sold an aggregate principal amount of $3,569,444 of 2006 6% Convertible Notes. The Company issued five-year warrants to purchase an aggregate of 14,018,513 shares of common stock, at an initial exercise price of $0.30 per share to purchasers of $2,102,777 of 2006 6% Convertible Notes who had not previously purchased its Preferred Stock. The Company will issue to those purchasers of $1,466,667 of 2006 6% Convertible Notes who had previously purchased Preferred Stock, upon the conversion of their Preferred Stock, 9,191,113 additional shares of common stock and adjust the exercise price to $0.30 on warrants to purchase an aggregate of 293,333 shares of common stock received upon the purchase of the Preferred Stock. Pursuant to the terms of the 6% Notes Offering, the Company issued (i) warrants to purchase $356,944 of 2006 6% Convertible Notes at an exercise price of $356,944 and attached warrants to purchase 2,379,629 shares of common stock, and (ii) a warrant to purchase 1,401,851 shares of common stock at an exercise price of $0.30, as yield enhancement fees.

Of the $2,102,777 in principal purchased by those investors who had not previously purchased the Company’s Preferred Stock, the Company recognized a debt discount of $1,545,208 at date of issuance based on an allocation of the proceeds based on relative fair values of the 2006 6% Convertible Notes, the warrants and the conversion option, as determined by the Black-Scholes option pricing model. Since the Company is required to account for its derivative financial instruments as liabilities (see Note 3), the Company recorded the full fair values of the warrants and the conversion options at date of issuance of the 2006 6% Convertible Notes of $3,161,789 and $3,019,573, respectively, as liabilities and charged non-cash interest expense. The fair value of the warrants and conversion option was estimated at the date of issuance using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 4.7% to 5.1%; expected dividend yield: 0%; expected option life: 3 years to 5 years; and volatility: 173% to 223%. The Company marks to market these derivative financial instruments at each reporting date.

Of the $1,466,667 in principal purchased by those investors who had previously purchased the Company’s Preferred Stock, the Company recognized a debt discount of $1,466,667 at date of issuance based on the (i) fair values of the conversion option, (ii) the incremental increase in fair value of the additional shares of common stock to be issued upon conversion of the Preferred Stock and (iii) the change in fair value of the underlying warrants associated with the Preferred Stock due to the change in exercise price, as determined by the Black-Scholes option pricing model. Since the Company is required to account for its derivative financial instruments as liabilities (see Note 3), the Company recorded the incremental fair value of the Preferred Stock warrants and the full fair value of the conversion options at date of issuance of the 2006 6% Convertible Notes of $18,148 and $2,026,398, respectively, as liabilities and charged the excess to non-cash interest expense. The fair value of these derivatives was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 4.7% to 5.1%; expected dividend yield: 0%; expected option life: 3 years to 5 years; and volatility: 173% to 223%. The Company marks to market these derivative financial instruments at each reporting date. In addition, the Company charged non-cash interest expense and credited equity for the incremental increase in fair value of the additional shares of common stock issuable upon conversion of the Preferred Stock. At December 31, 2006, the Company's authorized common stock was not sufficient to accommodate the exercise of warrants or conversion privileges of outstanding convertible debts if exercised.

ADJUSTMENTS TO OUTSTANDING CONVERTIBLE SECURITIES AND OTHER RIGHTS TO PURCHASE COMMON STOCK RESULTING FROM 2006 6% CONVERTIBLE NOTES OFFERING

Pursuant to the terms of the 2006 6% Convertible Note offering, the conversion prices on certain convertible securities were adjusted to the conversion price of the 2006 6% Convertible Notes.

The Amended December 2004 Convertible Note and the 2005 Harbor Note in the principal amount of $448,736 and $250,000, respectively and with adjusted conversion prices of $0.75 per share and $0.375 per share, respectively, had their conversion prices adjusted to $0.15 per share. As a result of this adjustment, the Company anticipates that it will issue an additional 2,937,220 and 1,063,616 shares, respectively, calculated as of December 31, 2006.

The Company evaluated the revision in the remaining Amended December 2004 Convertible Note to determine whether the reduction in the conversion price resulted in the issuance of a substantially different debt instrument. The Company determined that after giving effect to the substantial increase in the fair value of the beneficial conversion feature that resulted from reducing the conversion price, it had issued a substantially different debt instrument which resulted in a constructive extinguishment of the original debt instrument. Accordingly, the Company recorded a gain on the extinguishment of debt in the amounts of $387,362 for the Amended December 2005 Convertible Note that is included in the accompanying statement of operations for the year ended December 31, 2006.

Since the incremental fair value of the Company's common stock which would be issued upon conversion, as determined by the Black-Scholes option pricing model, was in the aggregate greater than the principal balance of individual notes, the Company recorded an original issuance discount equal to the fair value of this beneficial conversion feature, limited to the principal balance of the notes. This debt discount is being amortized as non-cash interest expense over the remaining term of the Amended December 2004 Convertible Note. During the year ended December 31, 2006, the Company amortized an aggregate of $448,736 of the debt discount which is included in interest expense in the accompanying statement of operations. Assumptions relating to the estimated fair value of the beneficial conversion features are as follows: risk-free interest rate of 5.1%; expected dividend yield zero percent; expected life of 1.5 years; and current volatility of 165.4%.

The Cornell Convertible Debentures in the principal of $1,700,000 plus accrued interest, with a Fixed Conversion Price (as that term is defined in the Cornell Convertible Debentures) of $0.9765, adjusted to a Fixed Conversion Price of $0.15. In addition, the exercise price of the warrants issued to Cornell Capital, for the purchase of 1,000,000 shares of common stock at $1.023 per share has been reduced to $0.15 per share. As the terms of Cornell Convertible Debentures provide for a lower of Fixed Conversion Price or Floating Conversion Price (as both terms are defined in the Cornell Convertible Debentures) at conversion, the number of shares of common stock issuable upon conversion is indeterminate.

Certain options granted pursuant to our 2004 Incentive Stock Plan and certain shares of common stock issued upon exercise of those options, contain anti-dilution provisions which provide for a reduction of the exercise price if the Company sells common stock or issues convertible securities at a per share price less than their exercise price of $0.359 (fair market value on the date of grant). As a result of the anti-dilution provision, the Company issued an additional 776,231 shares of common stock and increased the remaining unexercised option by an additional 776,230 shares of common stock issuable upon exercise to the option holders.

NOTE 13 - LICENSE AGREEMENT WITH JCR PHARMACEUTICALS CO., LTD.

On September 15, 2004 the Company entered into an exclusive license agreement with JCR Pharmaceuticals Co., Ltd. ("JCR") to manufacture and sell Myodur™, the Company's proposed product for muscular dystrophy, in certain Pacific Rim countries consisting of Japan, South Korea, China, Taiwan, and Singapore. Under the terms of the JCR license, the Company will receive royalties in the amount of 25% of net sales (as defined), provided that the sum of cost of goods sold plus royalty payments does not exceed 35% of net sales in total. In addition, JCR is obligated to make a $500,000 payment upon approval of an Investigational New Drug application ("IND") in the United States for the Company's therapy for muscular dystrophy. Pursuant to the agreement, JCR purchased 554,413 shares of common stock of the Company for a payment of $1,000,000. In addition, JCR has agreed to purchase an additional $1,000,000 of common stock of the Company at the then market price existing at the time of IND approval from the Food and Drug Administration for the Company's therapy for muscular dystrophy.

In view of the Company’s current financial situation, as well as its decision to transfer its Myodur™ technology to a new entity controlled by its founding scientists while it pursues acquisition of a new technology, the status of the JCR license agreement is uncertain and will be the subject of further discussions between CepTor and JCR.

NOTE 14 - INCOME TAXES

At December 31, 2006 the Company estimates that it has federal and state net operating loss carry forwards of approximately $12.5 million that will be available to offset future taxable income, if any, through 2026. The Company's utilization of its net operating loss carry forwards could be subject to substantial limitation due to the "change of ownership" provisions under Section 382 of the Internal Revenue Code and similar state provisions. Such limitation may result in the expiration of the net operating loss carry forwards prior to their utilization.

The tax effects of significant temporary difference which give rise to the Company's deferred tax assets and liabilities are as follows:

2006
Deferred tax assets:
Net operating loss carry forwards	$7,387,254
Stock-based compensation	2,863,539
Non-cash interest expense	5,830,197
Gain on extinguishment of debt	(269,816)

Change in fair value of derivative
financial instruments	(3,281,109)
12,530,065
Valuation allowance	(12,530,065)

$-

The Company's recorded income benefit, net of the change in the valuation allowance for each period presented, is as follows:

	Years Ended December 31,
	2006	2005
Current
Federal	$-	$-
State	-	-
	-	-

Deferred
Federal	(1,315,549)	(4,711,500)
State	(1,836,608)	(640,209)
	(3,152,157)	(5,351,709)
Change in valuation allowance	3,152,157	5,351,709

	$-	$-

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

A reconciliation of the expected federal statutory rate of 34% to the Company's actual rate as reported for each of the periods presented is as follows:

	Years Ended December 31,
	2006	2005

Expected statutory rate	(34.0%)	(34.0%)
State income tax rate, net of federal benefit	(4.6%)	(4.6%)
Effect of permanent differences	0.0%	(0.0)%
	(38.6%)	(38.6%)
Valuation allowance	38.6%	38.6%
	0.0%	0.0%

NOTE 15 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

The Company entered into employment agreements with certain of its executives commencing March 31, 2004 and April 26, 2004 (the "Executives"), which provide each Executive with a base salary for an initial term of two years, automatically renewable annually thereafter. The Company is obligated to pay, in the aggregate, approximately $865,000 for the year ended December 31, 2006. If Executive's employment with the Company is terminated without cause or good reason, as those terms are defined in the employment agreement, the Company is obligated to pay Executive his current base salary and his benefits for an additional twelve months. If Executive's employment is terminated due to total disability, the Company is obligated to continue to pay his current base salary and his benefits for an additional thirty-six months. If Executive's employment is terminated due to his death, the Company is obligated to continue to pay his current base salary for an additional three months and continue to pay for his benefits for the next twelve months. In addition, the employment agreement contains confidentiality and covenant not to compete provisions for the period of his employment plus an additional twelve months.

Certain of the Executives were terminated without cause on October 31, 2006, and the remaining Executives were terminated or resigned on or before December 31, 2006. No amounts in settlement of the obligations contained in the agreements have been accrued at December 31, 2006 because we believe such amounts will not have to be paid.

In December 2006, the Company retained Howard Becker as its part-time chief executive officer. He is presently the only employee of the Company. Mr. Becker is currently being paid a flat fee of $10,000 per month, with the understanding that approximately half of his time will be dedicated to CepTor. That figure may be increased if Mr. Becker’s efforts exceed the part-time services currently being performed. Although there is no written employment agreement, the Company has also agreed to provide Mr. Becker with benefits, stock options, bonuses and other reasonable and customary benefits for a similarly situated executive. The specifics of such arrangement will be finalized as circumstances evolve and the nature and extent of his role with the Company are determined.

DEFINED CONTRIBUTION PLAN
During the year ended December 31, 2004, the Company instituted an Internal Revenue Service-approved defined contribution plan under Section 401(k) of the Internal Revenue Code. This type of plan requires the Company to match its employee's contributions in an amount up to 4% of each eligible participant's compensation. The Company's contributions to the plan amounted to approximately $41,300 and $60,600 for the years ended December 31, 2006 and 2005, respectively, which are included in general and administrative expenses in the accompanying statements of operations.

Certain of the Company's match of its employees’ contributions were not funded during the year ended December 31, 2006 due to liquidity shortfalls. The effect of not funding these contributions, which are not material, has not been determined as of December 31, 2006.

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

Due to liquidity issues encountered during the year ended December 31, 2006, payments under these consulting agreements were halted. Under the terms of the pending transaction between CepTor and the Scientists related to the transfer of the existing technologies, the Scientists will release all claims against the Company, including those for unpaid consulting fees.

MANUFACTURING AND SUPPLY AGREEMENT

Effective April 11, 2005, the Company entered into an exclusive manufacture and supply agreement to purchase its product requirements from Bachem. The Company had intended to use these clinical materials to conduct pre-clinical studies, toxicology tests and human clinical trials. The agreement also provides for Bachem to receive royalty payments in the amount of the lesser of 5% of "net sales" (as defined in the agreement) or $10 million, $15 million or $25 million, in the first, second and third (and thereafter) years of the agreement, respectively. Through December 31, 2005 the Company incurred costs of product requirements from Bachem in the aggregate of approximately $3.6 million and as of December 31, 2006 the Company has amounts payable to Bachem and other entities of approximately $1.4 million. The Company charged the aforementioned costs to research and development expenses. Given the Company’s decision to cease development of its Myodur™ and Neurodur™ technologies, Bachem will have no ongoing role with CepTor, but may possibly remain involved in the development of the technologies through Newco, subject to an understanding as between Bachem and Newco (as defined in Note 19).

DEFAULT OF VARIOUS OBLIGATIONS

The Company has had difficulty securing the necessary capital to fully execute its business plan and has not been able to remain current with respect to the payment terms of any of its operating obligations including its trade payables which aggregated approximately $3.9 million at December 31, 2006. As described in Note 12, the Company is in default of substantially all of its note obligations, which amount to approximately $6,314,180 in aggregate principal. These defaults occurred principally as a result of (i) the Company's failure to make the required payments of principal and interest under certain of these obligations (which triggered cross default provisions under the remaining note obligations), (ii)its failure to file a registration statement pursuant to the 2006 6% Convertible Notes within a specified period, and (iii) its failure to file a post-effective amendment to its registration statement on Form SB-2 covering shares issuable under the Cornell Convertible Debentures within a specified period. The Company is also required to have sufficient authorized but unissued shares available to net share settle its Cornell Convertible Debentures and all of its derivative financial instruments.

The Company has exhausted substantially all of its capital resources, terminated all of its employees except for its chief executive officer and is currently unable to, and does not believe it is likely, to pursue further development of its product candidates. The Company pursued this course of action as a result of having been informed by the FDA that its IND remains on hold pending the resolution of several remaining issues. Additional internal research is required to fully resolve the FDA issues and complete the Company’s own internal research program. The Company lacks the funding that is necessary to resolve these issues and is currently unable to secure financing commitments for this purpose. Due to these remaining issues and the lack of adequate funding, the Company has.

In light of our financial situation, we have halted development of our programs as we have turned our focus toward pursuing a two-part strategy, in cooperation with the existing secured creditors, whereby (i) our existing technologies will essentially be divested from the corporation pursuant to a transaction that will allow CepTor to retain significant upside should the technologies ultimately fulfill their promise as marketable and commercially viable products, and (ii) we will seek to finalize a transaction for the acquisition of a new technology around which we could restructure our affairs. Any such transaction would have to have the full support of the existing secured creditors, as they have a priority position with respect to all of CepTor’s current assets.

If we are not able to finalize a transaction that results in the acquisition of a new commercially viable technology, including the requirement that we first consensually restructure our remaining outstanding trade debt, we will likely have no choice but to wind down our affairs and/or commence bankruptcy proceedings. There can be no assurance that we will be successful either in winning support from our existing trade creditors for the voluntary restructuring of their debts, or that we will finalize and close upon a transaction for a new technology around which to reorganize CepTor’s affairs. In addition, all of our assets are pledged to certain secured creditors to secure our repayment obligations to them.

These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Amendment of Financial Statements For Second Quarter 2006

At the time of our filing of our quarterly Report under Form 10-QSB for the second quarter of 2006, we had defaulted in our payment obligation to certain noteholders, which triggered cross-defaults under various other loan agreements. When the filing occurred, we did not list the various cross-defaults, make disclosures related thereto, or bring current our obligations to our noteholders on our balance sheet. All such defaults, disclosures and accounting adjustments were properly made by the Company in connection with the filing of our Form 10-QSB for the third quarter of 2006, but we have since concluded that we were mistaken in not disclosing the defaults, making the appropriate disclosures, and bringing current all of our obligations to our noteholders as of the time of the filing of our Second Quarter results. On March 15, 2007, we filed an 8-KA disclosing that error, and indicating that our financial statements for the second and subsequent quarters of 2006 should not be relied upon pending the filing of an amended 10-QSB for the affected period.

SEC Comment Letters

On September 15, 2006, November 20, 2006, and February 20, 2007, the SEC advised the Company that it had certain comments regarding (i) the valuation of a stock option granted to its Chief Executive Officer during the year ended December 31, 2004 and (ii) that if the Company had insufficient authorized but unissued shares at June 30, 2006, what impact would that have had on the Company’s classification of liabilities as long-term as opposed to current in view of the potential default and the timing of when the Company might have to settle its share contracts, and (iii) the termination of our prior auditors, Marcum & Kliegman, LLP and the retention of our new auditors, Bernstein & Pinchuk, LLP.

The Company, in its Annual Report on Form 10-KSB for the year ended December 31, 2004 recorded compensation cost for a stock option granted to its Chief Executive Officer at the time it was spun-off from its former parent. While the Company believes it has a reasonable basis for the accounting treatment of this award, these comments could impact the Company's prior periodic filings, including filings that are incorporated by reference into registration statements. The Company has reviewed the SEC's comments regarding this award but is currently unable to determine what changes, if any may be required to its accounting for this award or to quantify any possible impact on its financial statements.

NOTE 16 - EQUITY TRANSACTIONS

COMMON STOCK ISSUED FOR CASH

As described in Note 13, the Company issued 554,413 shares of common stock to JCR Pharmaceuticals Co., Ltd. for net proceeds of $929,231 (gross proceeds of $1,000,000 less transaction expenses of $70,769) on September 15, 2004.

COMMON STOCK ISSUED IN CONNECTION WITH BRIDGE LOANS

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

On December 9, 2005, the Company entered into a securities purchase agreement with an investor pursuant to which the investor purchased the Cornell Convertible Debentures from the Company in a private placement during December 2005 (see Note 12). Pursuant to the securities purchase agreement, the Company issued to the investor a warrant to purchase up to 1,000,000 shares of common stock, at an exercise price per share of $1.023 (110% of the closing bid price of the common stock on December 8, 2005). The Company recorded $720,000 as a debt discount, which represents an allocation of a portion of the offering proceeds to the warrants based upon the relative fair value of such warrants to all securities issued under this arrangement. Pursuant to the anti-dilution provisions contained in the securities purchase agreement, effective with the first closing under the 2006 6% Convertible Note offering, the exercise price per share was reduced to $0.15.

On June 29, 2006, as an inducement to enter into the Assignment Agreement, the Company issued to Cornell capital, a warrant to purchase up to 5,000,000 shares of common stock at an exercise price per share of $0.25. Pursuant to the anti-dilution provisions contained in the warrant, upon closing of the 2006 6% Convertible Notes during July 2006, the exercise price per share of this warrant was reduced to $0.15 and the number of shares into which the warrant may be exercised was increased to 8,333,333 shares of common stock.

ISSUANCES OF WARRANTS PURSUANT TO 2006 6% CONVERTIBLE NOTES

Pursuant to the terms of the 2006 6% Convertible Note offering, the Company issued (i) five-year warrants to purchase an aggregate of 14,018,513 shares of common stock, at an initial exercise price per share of $0.30, (ii) warrants to purchase $356,944 of 2006 6% Convertible Notes at an exercise price of $356,944 and attached warrants to purchase 2,379,629 shares of common stock at an exercise price per share of $0.30, as a yield enhancement fee, and (iii) warrants to purchase 1,401,851 shares of common stock at an exercise price per share of $0.30, as additional yield enhancement fee.

PRIVATE PLACEMENT OF PREFERRED STOCK

Pursuant to a placement agent agreement dated October 22, 2004, the Company agreed to sell in a private placement up to 240 Units at $25,000 per Unit, subject to increase to permit sale of up to an additional 36 Units upon agreement of the Company and the placement agent. Each Unit consists of one share of Series A Convertible Preferred Stock, and a three-year warrant to purchase up to 5,000 shares of common stock for $2.50 per share. Each share of Series A Convertible Preferred Stock is convertible into 10,000 shares of common stock. On January 13, 2005, CepTor and the placement agent amended the placement agent agreement to increase the private placement to up to 480 Units, subject to increase to permit sale of up to an additional 72 Units, provided that such increase could be terminated at any time prior to closing by the Company. Under the terms of the placement agent agreement, as amended, the placement agent was entitled to a selling commission of 8%, plus a 2% non-accountable expense reimbursement payable from the proceeds of the private placement, five-year warrants exercisable at $1.25 per share for an amount equivalent to 10% of the shares of common stock to which the Units would be convertible into, and up to 300,000 shares of common stock.

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

Commencing December 9, 2004 through February 11, 2005, CepTor sold 511.65 Units to investors pursuant to a Confidential Private Placement Memorandum dated October 22, 2004 as supplemented. The Company received gross proceeds of $12,791,250 (net proceeds of $10,448,629, after the payment of commissions and other expenses of the transactions which amounted to $2,342,621), from the sale of the Units.

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

The Series A Preferred Stock may not be redeemed except as stated above.

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

Substantially all of the warrants issued in these transactions are exercisable by the holders at any time. In addition, the registration rights do not preclude the Company from delivering unregistered stock to any warrant holder who elects to exercise their warrants in the event that the Company's registration statement with respect to the stock issuable pursuant to such warrants has not been declared effective. Since the Company (i) is not precluded from issuing unregistered shares in the event of its failure to cause a registration statement to be declared effective, (ii) is permitted to net share settle its warrants by issuing unregistered shares, and (iii) has met all of the other criteria for equity classification under EITF 00-19, it has classified its warrants as equity instruments.

The Company filed a registration statement covering the resale of all of the common stock issuable under this arrangement that became effective on July 27, 2005. Pursuant to the terms of the 2006 6% Convertible Note offering, certain note holders who previously participated in the Series A Preferred Stock, will receive 9,191,113 additional shares of common stock upon conversion of their Series A Preferred Stock and will have the exercise price per share adjusted to $0.30 on the warrants to purchase 293,333 shares of common stock issued as a part of the Series A Preferred Stock unit.

COMMON STOCK ISSUED UPON CONVERSION OF SERIES A PREFERRED STOCK

During the years ended December 31, 2006 and 2005, the Company issued 267,500 and 2,635,000 shares of common stock upon conversion of 26.75 and 263.50 shares of Series A Preferred Stock, respectively.

OPTIONS GRANTED PURSUANT TO 2004 INCENTIVE STOCK PLAN

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

During August 2005, the Company issued to an employee upon hire, an option to purchase 25,000 shares of its common stock for $1.71 per share, and such options vest over four years. Upon termination of employment effective March 31, 2006, the option was forfeited.

During September 2005, the Company issued an option to purchase 2,000 shares of its common stock for $1.02 per share to each of its two outside directors. This option vests as to 25% on the six-month anniversary of award, as to 25% on the one-year anniversary of award and as to 25% on each of the two-year and three-year anniversaries of award.

During March 2006, the Company granted stock options to acquire an aggregate of 1,514,206 shares of common stock to three consultants. The option agreements for two of the consultants contained anti-dilution protection of the exercise price and the number of shares issuable upon conversion in the event the Company issued common stock at a price less then the exercise price contained in their option. Each option was exercisable at a price of $0.359 per share for a period of up to five years from issuance. All of these options were fully vested and non forfeitable on their date of issuance. The Company charged the estimated fair value of $579,591 to compensation expense during the nine-month period ended September 30, 2006 with respect to these options. Assumptions relating to the estimated fair value of these stock options (as determined by the Black-Scholes option pricing model), which the Company accounted for in accordance with SFAS 123(R) and EITF 96-18, are as follows: risk-free interest rate of 4.7%; expected dividend yield zero percent; expected option life of 5 years; and current volatility of 129.6%. Pursuant to the 2006 6% Convertible Note offering commencing in May 2006, the options for the two consultants who had the anti-dilution protection were adjusted for the dilutive effect of the offering. The two consultants were granted additional options to acquire an aggregate of 776,230 additional shares of common stock at an exercise price of $0.15 per share, of which the fair value (as determined by the Black-Scholes option pricing model) of $158,144 was charged to non-cash interest expense as a component of the 2006 6% Convertible Note offering. Assumptions related to the estimated fair value of the stock options at the date of adjustment, which the Company accounted for in accordance with SFAS 123R and EITF-96-18 were: risk fee interest rate: 5.1%; expected dividend yield: 0%; expected option life: 5 years; and volatility: 173%. The exercise price on their remaining unexercised options was adjusted to $0.15 per share.

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

COMMON STOCK ISSUED UPON EXERCISE OF OPTIONS

In March 2006, the Company issued fully-vested, five-year options to purchase shares of its common stock at $0.359 per share pursuant to the 2004 Incentive Stock Plan, to two financial consultants for services previously provided, of which options were exercised as to an aggregate of 557,102 shares of common stock for proceeds to the Company of $200,000. Pursuant to anti-dilution provisions contained in the option agreements, the Company issued an additional 776,230 shares of common stock during May 2006 in connection with executing the term sheet for the 2006 6% Convertible Note offering.

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

Pursuant to a letter agreement dated September 14, 2005, the Company issued 25,000 shares of common stock as initial compensation in connection with a subsequent common stock purchase agreement. Pursuant to a common stock purchase agreement dated October 7, 2005, the Company issued 377,359 shares of its common stock as an initial commitment fee. The par value of $0.0001 per share for the shares issued was charged to additional paid-in capital in the accompanying balance sheet at December 31, 2005. The common stock purchase agreement was cancelled during the second quarter of 2006.

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

COMMON STOCK ISSUED PURSUANT TO SECURITIES PURCHASE AGREEMENT - CORNELL CONVERTIBLE DEBENTURES

On December 9, 2005, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the investor purchased the Cornell Convertible Debentures from the Company in a private placement during December 2005 (see Note 12). Pursuant to the Securities Purchase Agreement, the Company issued to the investor 268,817 shares of common stock for expenses incurred in connection with the transaction. The Company recorded $37,370 as a debt discount, which represents an allocation of a portion of the offering proceeds to the shares based upon the relative fair value of such shares to all securities issued under the arrangement. The Company charged additional paid-in capital for the par value of these shares.

During the year ended December 31, 2006, the holder of the Company’s Cornell Convertible Debentures elected to convert a portion of its aggregate principal balance of $300,000 into 1,299,850 shares of common stock at a conversion price pursuant to the terms of the Cornell Convertible Debentures.

CONVERSION OF AMENDED DECEMBER 2004 CONVERTIBLE NOTE INTO COMMON STOCK

During the years ended December 31, 2006 and 2005, the holder of the Company's Amended December 2004 Convertible Note elected to convert the principal balance plus accrued interest of $320,725 and $181,875 into 855,267 and 485,000 shares of common stock, respectively, at a conversion price of $0.375 per share.

INSUFFICIENT AUTHORIZED BUT UNISSUED SHARES OF COMMON STOCK

On May 9, 2006, the Board of Directors authorized an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of capital stock from 120,000,000 shares (100,000,000 shares have been designated as common stock and 20,000,000 shares have been designated as preferred stock) to 270,000,000 shares, of which 250,000,000 shares would be designated as common stock and 20,000,000 shares would be designated as Preferred Stock. Unless the proposed amendment is approved by the stockholders, the Company will not be able to satisfy its obligations in the agreements relating to those securities. If the stockholders do not approve the amendment, the Company will be in default of its obligations under those agreements, and the holders of those securities may accelerate payment of the Company's obligations, obtain liquidated damages under certain of those agreements and pursue other legal remedies against the Company that would have a material adverse affect on the Company’s ability to remain in existence.

As of December 31, 2006, fully diluted shares of common stock are approximately 108,000,000.

NOTE 17 - STOCK BASED COMPENSATION

Prior to January 1, 2006, the Company accounted for employee stock transactions in accordance with Accounting Principles Board (‘‘APB’’) Opinion No. 25 ‘‘Accounting for Stock Issued to Employees.’’ The Company applied the pro forma disclosure requirements of SFAS No. 123 ‘‘Accounting for Stock-Based Compensation.’’

Effective January 1, 2006, the Company adopted SFAS No. 123R ‘‘Share Based Payment.’’ This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (‘‘SBP’’) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and that will result in a charge to operations. The Company adopted the modified prospective method with respect to accounting for its transition to SFAS 123(R) and had unrecognized compensation cost of $407,425 as deferred compensation at January 1, 2006. Accordingly, the Company recognized expense on the statement of operations of $151,026 for the fair value of these stock options which vested during the year ended December 31, 2006. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk fee interest rate: 3.3% to 3.6%; expected dividend yield: 0%; expected option life: 10 years; and volatility: 108% to 123%.

For the year ended December 31, 2005, the Company applied APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ As required under SFAS No. 148, ‘‘Accounting for Stock-based Compensation - Transition and Disclosure,’’ the following table presents pro-forma net loss and basic and diluted loss per share as if the fair value-based method had been applied to all awards during that period.

For the Year Ended December 31, 2005
Net loss available to common stockholders	$(22,432,090)
Stock-based employee compensation cost, under fair value accounting	(81,399)
Pro-forma net loss under fair value method	$(22,513,489)
Net loss per share - basic and diluted	$(2.11)
Pro-forma net loss per share, basic and diluted	$(2.11)

The pro forma amounts that are disclosed in accordance with SFAS No. 123 for the year ended December 31, 2005, reflect the portion of the estimated fair value of awards that were earned for that year.

During the quarter ended December 31, 2006, the Company reclassified certain components of its stockholders’ equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), ‘‘Share-Based Payment.’’ This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders’ equity for such deferred compensation. This reclassification has no effect on net income or total stockholders’ equity as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.

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

Stock Option Plans

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

The 2004 Incentive Stock Plan was first approved by the Board of Directors and the stockholders of the Company on May 31, 2004 and re-approved on December 8, 2004. The purpose of the 2004 Incentive Stock Plan is to provide an incentive to retain in the employ of and as directors, officers, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons into the development and financial success of the Company. Under the 2004 Incentive Stock Plan, the Company will be authorized to issue Incentive Stock options intended to qualify under Section 422 of the Code, non-qualified stock options, and restricted stock. The 2004 Incentive Stock Plan is administered by the board of directors or the Compensation Committee. Upon approval, 2,773,820 shares of common stock of the Company were reserved for issuance under the 2004 Incentive Stock Plan. Through December 31, 2006, options for the purchase of 2,364,401 shares of common stock of the Company, of which 2,219,206 are to nonemployees for services rendered, have been granted. In addition, through December 31, 2006, the Company issued 808,190 shares of restricted common stock of the Company pursuant to the 2004 Incentive Stock Plan as payment for services rendered. Through December 31, 2006, options previously granted to purchase 517,195 shares of common stock have been forfeited. As of December 31, 2006, there were 118,424 shares available for grant under the 2004 Incentive Stock Plan.

The 2006 Incentive Stock Plan was approved by the Company’s Board of Directors at its February 2006 meeting. The Company intends to submit the 2006 Incentive Stock Plan for approval of its stockholders. The purpose of the 2006 Incentive Stock Plan is to provide an incentive to retain in the employ of and as directors, officers, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons into the development and financial success of the Company. Under the 2006 Incentive Stock Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, and restricted stock. The 2006 Incentive Stock Plan is administered by the Board of Directors or the Compensation Committee. The Company reserved 2,730,090 shares of common stock for issuance under the 2006 Incentive Stock Plan. Through December 31, 2006, options to acquire 1,552,460 shares of common stock were issued to financial consultants upon initiation of the 2006 6% Convertible Note offering pursuant to anti-dilution provisions contained in the initial grant of their options under the 2004 Incentive Stock Plan (see Note 12). As of December 31, 2006, there were 1,177,630 shares available for grant under the 2006 Incentive Stock Plan.

The following table summarizes the stock option activity for the years ended December 31:

	2006		2005
	Weighted-		Weighted-
	Average		Average
	Exercise		Exercise
	Options	Price	Options	Price

Outstanding - January 1	646,695	$3.08	662,340	$2.64
Granted	3,082,666	0.18	171,855	4.70
Exercised	(1,333,332)	0.15	(187,500)	3.00
Canceled	(517,195)	2.45	-	3.00

Outstanding - December 31	1,878,834	0.57	646,695	3.08

Options exercisable at December 31	1,849,334	$0.53	417,549	$3.29

The following table summarizes additional information about outstanding and exercisable stock options at December 31, 2006:

		Weighted-
		Average			Weighted-
	Number	Remaining			Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Number Exercisable	Exercise Price
$0.00-$1.00	1,747,334	3.9 years	$0.20	1,736,834	$0.20
$1.01-$5.00	82,000	3.2	$4.29	66,000	$4.18
$5.01-$9.50	49,500	4.3	$7.58	46,500	$7.66

Total	1,878,834	3.9	$0.57	1,849,334	$0.53

All options granted have exercise prices equal to the fair market value on the date of grant.  There is no intrinsic value in any outstanding options, both exercisable and not exercisable.

Options granted during the years ended December 31, 2006, 2005 and 2004 had weighted average fair values of $0.20, $3.37, and$2.19, respectively. The fair value of each option grant was estimated throughout the year using the Black-Scholes option pricing model using the following assumptions:

	2006	2005	2004

Expected dividend yield	-	-	-
Range of risk free interest rate	4.7% - 5.1%	3.3% - 3.8%	3.3%
Range of volatility	129.6% - 220.3%	107.8% - 123.0%	111.6% - 114.9%
Range of expected option life (years)	3.8 - 10.0	3.0 - 10.0	5.0 - 10.0

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
As of December 31, 2006, the Company has $259,759 of unrecognized compensation cost related to non-vested share-based compensation arrangements. These costs are expected to be recognized over a weighted-average period of 3.0 years.

NOTE 18 - ADOPTION OF SHAREHOLDER RIGHTS PLAN

At its February 2006 board meeting, the directors of the Company unanimously approved the adoption of a shareholder rights plan pursuant to which the Company issued one preferred share purchase right for each share of the Company’s common stock held by shareholders of record as of the close of business on March 7, 2006. Each right will entitle the holder to purchase one one-hundredth of a share of Series B Preferred Stock at an exercise price of $168. These preferred shares are structured so that the value of one one-hundredth of a preferred share will approximate the value of one share of the Company’s common stock. The Series B Preferred stock has not yet been designated by the Board. The purpose of the plan is to protect the long-term value of the Company for its shareholders and to protect shareholders from various abusive takeover tactics, including attempts to acquire control of the Company at an inadequate price. The plan is designed to give the Company’s Board of Directors sufficient time to study and respond to an unsolicited takeover attempt. Adoption of the plan was unanimously approved by the Company’s directors

The terms of the plan provide for the Company’s shareholders of record at the close of business on March 7, 2006 to receive one right for each outstanding common share held. In general, the rights will become exercisable if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer or exchange offer for 15% or more of the Company’s common stock. Depending on the circumstances, the effect of the exercise of rights will vary. When the rights initially become exercisable, as described above, each holder of a right will be allowed to purchase one one-hundredth of a share of a newly created series of the Company’s preferred shares at an exercise price of $168. However, if a person acquires 15% or more of the Company’s common stock in a transaction that was not approved by the Board of Directors, each right would instead entitle the holder (other than such an acquiring person) to purchase common stock at 50% of the market price of the Company’s common stock at that time.

The rights will expire on March 6, 2016. The Company may redeem the rights for $0.0001 each at any time until the tenth business day following public announcement that a person or group has acquired 15% or more of its outstanding common stock.

NOTE 19 - SUBSEQUENT EVENTS

Transfer of Technologies to New Entity to be Controlled by Founding Scientists

On March 29, 2007, we executed a term sheet, subject to Board and secured creditor approval, which we intend to seek in the second half of April, 2007, with Drs. Stracher and Kesner, the original founding scientists of the CepTor technologies, pursuant to which our Myodur™ and Neurodur™ technologies will be assigned to a new private entity (“Newco”) that will initially be owned 55% by Drs. Stracher and Kesner and 45% by CepTor. Drs. Stracher and Kesner will resume the research and development activities for these products, with the goal of getting the FDA process back on track, and initially intend to seek public and private grants to fund their efforts. CepTor will cooperate in efforts to attract outside funding, but will have no direct role in the management of Newco, nor will it be under any obligation to fund Newco’s operations. Other principal terms of the transaction include retention by CepTor of a gross royalty of 8% on all revenues generated by the new entity and a release by the founding scientists of substantial claims against the company related to their consulting agreements with the company. Pursuant to the transaction with Drs. Stracher and Kesner, CepTor’s 45% interest may be further reduced as a result of dilution caused by new investment in the subsidiary, or by transfers of a portion of its interest to creditors or other interested parties. The Company’s existing secured creditors, who collectively have a security interest in all of the Company’s assets, will retain a security interest in the shares of stock held by CepTor in Newco. Should the new corporation succeed in its efforts to advance the technologies, CepTor will benefit through its significant equity stake and, should the projects prove commercially viable, through its gross royalty on eventual product sales.

Additional Securities Issued Upon Conversion of Preferred Stock

During the first quarter of 2007, 50,000 shares of Common Stock were issued upon the conversion of the Company’s Series A Preferred Stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 1, 2007, the Board of Directors of CepTor Corporation (the “Company”) approved, subject to execution of a definitive engagement letter, the retention of Bernstein & Pinchuk, LLP, certified public accountants (the “Accountant”) to serve as its independent registered public accounting firm. The Accountant replaces Marcum & Kliegman LLP (“M&K”), which was dismissed by the Company, upon the approval of its Board of Directors, as its independent registered public accounting firm as of February 1, 2007.

During the term of M&K’s engagement and through the date of this Report, there have been no disagreements between the Company and M&K on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which, if not resolved to the satisfaction of M&K, would have caused M&K to make reference to the subject matter in connection with their report on the Company’s financial statements for the years ended December 31, 2004 and 2005. In addition, except as set forth below, there were no reportable events, as listed in Item 304(a)(1)(iv) of Regulation S-B.

During the last two completed fiscal years and the subsequent interim periods, neither the Company nor anyone on its behalf has consulted the Accountant regarding (i) either: the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements; as such, no written or oral advice was provided, and none was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was a subject of a disagreement or reportable event with M&K, as there were none.

M&K’s report on the financial statement of the Company for the year ended December 31, 2005 and 2004 and for the period of August 11, 1986 (date of inception) through December 31, 2005, was qualified by uncertainty concerning the substantial doubt as to the Company’s ability to continue as a going concern.

M&K, prior to its dismissal, advised the Company that information came to its attention that if further investigated might cause it to conclude that an amendment and/or restatement of its June 30, 2006 financial statements may be required. Specifically, a question has arisen as to the Company’s triggering of certain cross default provisions on its debt instruments by failing to repay a note which matured in July 2006. If it is determined that such default had not been waived, the Company may be required to present substantially all of its debt obligations as current liabilities in its June 30, 2006 balance sheet and make certain related disclosures. In addition, the Company was in the process of responding to an SEC comment letter dated November 20, 2006 which response was not yet finalized at the time of M&K’s dismissal. M&K advised the Company that due to its dismissal, it did not have the opportunity to evaluate the SEC’s comments and was therefore unable to conclude as to whether any such comments contained in the letter could have an impact on previously reported financial statements or financial statements of any interim periods preceding the date of M&K’s dismissal.

M&K also previously advised the Company that it identified certain matters that it believes constitute material weaknesses in its internal controls over its financial reporting. One such material weakness relates to the Company’s ability to ensure that its accounting for equity based transactions was accurate and complete. In addition, M&K advised the Company that its finance department was understaffed and therefore lacked segregation of duties.

The Company provided M&K with a copy of this disclosure on February 7, 2007, providing M&K with the opportunity to furnish the Company with a letter addressed to the Securities and Exchange Commission containing any new information, clarification of the Company’s expression of its views, or the respect in which M&K does not agree with the statements contained herein.

ITEM 8A. CONTROLS AND PROCEDURES

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

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded, and reported and our assets are safeguarded against unauthorized or improper use, and to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our company is not an "accelerated filer" (as defined in the Exchange Act) and is not currently required to deliver management's report on control over our financial reporting until our fiscal year ended December 31, 2006. Nevertheless, we consider the effectiveness of our internal controls over financial reporting as part of the quarterly evaluations of our procedures. In connection therewith, we reported, for the years ended December 31, 2005 and 2006, that we identified certain matters that we believed constituted material weaknesses (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting. The first such material weakness related to our ability to ensure that the accounting for our equity-based transactions is accurate and complete and the second related to our limited segregation of duties.

With respect to the first material weakness, we previously adopted a policy of having our Chief Financial Officer review all of our agreements to ensure that we identify the applicable accounting treatments to evaluate any areas that may involve the application of highly specialized accounting principles including, but not necessarily limited to, complex equity transactions. In circumstances where we may become (or contemplate becoming) a party to transactions that would involve the application of accounting principles in which our expertise is limited, we would engage the services of outside specialists, if necessary. At the current time however, we believe that we have gained substantially greater experience in these areas and that our procedures would enable us to resolve such issues within time frames needed to comply with our reporting obligations.

With respect to the second material weakness, which relates to our segregation of duties, we have re-evaluated our procedures and believe that due to the fact hat we now have only one employee, that our risks of either material misstatement or misappropriation of assets is minimal. In addition, until the suspension of our research programs and the winddown of our Baltimore office as of December 31, 2006, substantially all of our general and administrative expenses and scientific research expenditures were reviewed and approved by employees who are knowledgeable of those matters. To date our procedures have also enabled us to comply with our financial reporting obligations within the time frames required by the SEC. Although we believe our risks with respect to this matter are minimal, we acknowledge that it would be beneficial for the Company to segregate certain procedures to a greater number of employees, once such additional employees are hired pending execution of our new business plan. We believe that our limited segregation of duties still constitutes a material deficiency in our system. However, we currently have very limited financial resources and do not believe that at this time, it would be prudent for us to further constrain our liquidity by allocating resources to hiring additional employees as a corrective measure. We believe that the costs we would incur to increase our staff (solely for this purpose) exceed the potential reduction in risk, especially given our current circumstances. Our CEO is monitoring this situation to determine if these circumstances change. If the situation changes and sufficient capital is secured, it is our intention to increase staffing within our general accounting and financial functions.

Other than our adoption of a policy of having our former Chief Financial Officer evaluate all proposed agreements entered into by the Company prior to the suspension of our research activities for the purpose of identifying any applicable accounting matters, particularly those that may involve accounting for equity transactions, there have been no changes in our internal controls over financial reporting during our most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position

Howard Becker	48	Chief Executive Officer,
		Director

Tony Coelho	64	Director

Each director holds office until the next annual meeting of stockholders or until their successors have been duly elected and qualified. Executive officers are elected annually and serve at the discretion of our Board.

In February 2005, we adopted a cash and equity compensation plan for our non-employee directors. During the year ended December 31, 2006, we granted and option to purchase 12,000 shares of Common Stock $0.21 per share, to Mr. Coelho under our Directors Plan.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

HOWARD BECKER, has served as our Chief Executive Officer, Chief Financial Officer and Chairman of our Board since December 2006. Before joining the Company, from March 2005, Mr. Becker was employed by Xechem International, Inc., a development stage pharmaceutical company based in New Brunswick, New Jersey, where he most recently served as Vice President of Operations. Prior thereto, Mr. Becker served as a business consultant to a variety of companies through his private consulting firm. Mr. Becker is also a licensed attorney and practiced law for eighteen years in New York City, specializing in business reorganizations and corporate restructurings, including ten years with Kaye, Scholer, Fierman, Hays & Handler, LLP. He was also associated with Skadden, Arps, Slate, Meagher & Flom, LLP and Milbank, Tweed, Hadley & McCloy, LLP. Mr. Becker graduated magna cum laude from Tufts University in 1981 and received his law degree from the University of Michigan Law School in 1984.

TONY COELHO, has served as a Director of the Company since June 26, 2006. Tony Coelho served in the U.S. House of Representatives from 1978 to 1989 and served as Majority Whip from 1987 to 1989. After leaving Congress, Mr. Coelho joined Wertheim Schroder & Company, Inc. where he served as a Managing Director from 1989 to 1995 and as President and CEO of Wertheim Schroder Investment Services (WSIS) from 1990 to 1995. After Schroder Bank purchased WSIS in 1995, Mr. Coelho formed ETC, an education and training technology company, where he served as Chairman and CEO until it was sold in late 1997. Mr. Coelho currently serves on the boards of Cyberonics, Inc., Warren Resources, and Service Corporation International, and on the boards of two private investment funds. Mr. Coelho is the Chair of the Epilepsy Foundation of America in addition to other bodies related to disabilities and other matters. Mr. Coelho earned a Bachelor of Arts degree in Political Science in 1964 from Loyola Marymont University.

There are no family relationships between any of our directors or executive officers.

AUDIT COMMITTEE

At this point, the Company does not have an Audit Committee due to a lack of resources to justify maintaining a “financial expert” on the Board who is independent. If and when the Company’s two pronged business plan is successful, and there is a fully operational business in the Company, the Board and management shall reevaluate the need for an Audit Committee and form one as appropriate. The Board does not maintain any other Committees at this time.

CODE OF ETHICS

We adopted a code of ethics that applies to our officers, directors and employees, including our chief executive officer and chief financial officer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, which requires executive officers and directors, and persons who beneficially own more than ten percent of the common stock of a company with a class of securities registered under the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission, was not applicable to us in 2005 or 2006.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information for the three most recently completed fiscal years concerning the compensation of (i) the Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in salary and bonus in the fiscal year ended December 31, 2006 ("Named Executive Officers").

		Annual Compensation		Long Term Compensation
				Restricted		Securities			TOTAL
				Stock		Underlying	All Other		COMPENSATION
		Salary		Award(s)		Options	Compensation		(2006)
Name and Principal Position	Year	($)		($)(1)		(#)	($)		($)

William H. Pursley	2006	274,313		-		-	-		274,313
Chairman and Chief	2005	353,525	(2)	-		-	1,630	(3)
Executive Officer(8)	2004	351,967	(4)	885,624	(5)	-	1,630	(3)

Norman W. Barton, M.D., Ph.D.	2006	240,675	(6)	-		-	-		240,675
Executive Vice President and	2005	285,546	(2)	-		-	1,170	(3)
Chief Medical Officer(7)	2004	187,152	(4)	22,902	(5)	-	1,364	(3)

Donald W. Fallon	2006	208,000	(6)	-		-	-		208,000
Senior Vice President,	2005	238,296	(2)	-		-	550	(3)
Finance and Administrative, Chief	2004	179,667	(4)	147,613	(5)	-	500	(3)
Financial Officer and Secretary(7)

(1) Vesting restrictions on such shares lapse as to (i) 10% on the sixth month anniversary of the date of award, (ii) an additional 10% on the twelve month anniversary of the date of award, and (iii) the balance upon initiation of phase III clinical trials for Myodur™ in muscular dystrophy.

(2) Includes $8,400 of 401(k) contributions.

(3) Represents reimbursement of premiums paid by such executive officer under certain term life insurance policies.

(4) Includes $5,467, $5,467 and $4,667 of 401(k) contributions for Mr. Pursley, Dr. Barton and Mr. Fallon, respectively. Includes payments of $71,500 and $29,167 paid by Xechem to Mr. Pursley and Mr. Fallon, respectively, during 2004.

(5) 1,247,428 shares, 454,792 shares, and 207,905 shares of restricted stock underlying the Restricted Stock Awards granted in 2004 for Mr. Pursley, Dr. Barton and Mr. Fallon, respectively, have been valued at $0.11, the closing price per share of our Common Stock as reported by the OTC Bulletin Board on December 31, 2006.

(6) Includes $8,800 and $8,000 of 401(k) contributions for Dr. Barton and Mr. Fallon, respectively.

(7) Dr. Barton and Mr. Fallon were terminated effective October 31, 2006.

(8) Mr. Pursley resigned effective December 31, 2006.

Option Grants in Last Fiscal Year

No stock options or stock appreciation rights were granted to or exercised by our Named Executive Officers during 2006.

STOCK PLANS

Prior to our adoption of our Founders' Stock Plan and 2004 Incentive Stock Plan in December 2004, we did not have a stock option, long-term incentive or other similar plan for officers, directors, and employees.

FOUNDERS' PLAN. Our Founders' Plan was adopted by the board of directors and stockholders on December 27, 2004. An aggregate of 3,031,943 shares of Common Stock have been issued under the Founders' Plan. The Founders' Plan is administered by the Board or the Compensation Committee, which Compensation Committee presently consists of Leonard Mudry. Upon the happening of certain events described in the Founders' Plan, such as the cessation of employment by a participant following an award, shares issued or issuable to Founders' Plan participants may revert to William Pursley, our Chief Executive Officer, and may be cancelled, forfeited, re-designated or re-issued by us in Mr. Pursley's sole discretion subject to Board and Compensation Committee approvals. Unless vesting is accelerated by the Board or Compensation Committee, Founders' Stock Plan shares will vest 10% upon the six month anniversary of the date of issuance, 10% upon the one-year anniversary of the date of issuance and the remainder upon initiation of a Phase III clinical trial for Myodur™ in muscular dystrophy, provided such date is not less than six months following the date of award. In the discretion of the Board or the Compensation Committee, vesting may be accelerated upon the achievement of significant scientific, regulatory, or other development milestones subject to approval of the Placement Agent.

2004 INCENTIVE PLAN. Our 2004 Incentive Plan was adopted by the board of directors and stockholders on December 27, 2004. An aggregate of 2,773,820 shares of Common Stock have been reserved for issuance under the 2004 Incentive Plan. The purpose of the 2004 Incentive Plan is to provide an incentive to retain in the employ of and as directors, officers, consultants, advisors and employees of our company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons into our development and financial success. Under the 2004 Incentive Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2004 Incentive Plan is administered by the Board or the Compensation Committee. As of March 11, 2007, 1,465,483 shares of Common Stock have been issued under the 2004 Incentive Plan, options to purchase 1,102,604 shares of Common Stock were outstanding and 118,424 shares remain available for issuance.

2006 INCENTIVE PLAN. Our 2006 Incentive Plan was adopted by the board of directors on March 8, 2006. We intend to submit the 2006 Incentive Plan for approval of our stockholders. An aggregate of 2,730,090 shares of Common Stock have been reserved for issuance under the 2006 Incentive Plan. The purpose of the 2006 Incentive Plan is to provide an incentive to retain in the employ of and as directors, officers, consultants, advisors and employees of our company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons into our development and financial success. Under the 2006 Incentive Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2006 Incentive Plan is administered by the Board or the Compensation Committee. As of March 11, 2007, 776,230 shares of Common Stock have been issued under the 2006 Incentive Plan, options to purchase 776,230 shares of Common Stock were outstanding and 1,177,630 shares remain available for issuance.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END FOR 2006

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Number of Unearned Shares or Other Rights That Have Not Vested	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

William Pursley	-	-	-	-	-	-	-	-	-
Len Mudry	10,500	5,500	-	$0.21 to $6.25	2/11/15 to 6/26/16	-	-	-	-
Tony Coelho	3,000	9,000	-	$0.21	6/26/06	-	-	-	-
Howard Becker	-	-	-	-	-	-	-	-	-

DIRECTORS COMPENSATION

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

During the fiscal year ended, our Directors were/were not given compensation for services rendered as Directors. The following table summarizes any compensation given:

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

William Pursley	-	-	-	-	-	-	-
Len Mudry	-	-	2000 shares @ $0.21/share	-	-	-	2000 shares @ $0.21/share
Tony Coelho	-	-	12,000 shares @$0.21/share	-	-	-	12,000 shares @$0.21/share
Howard Becker	-	-	-	-	-	-	-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based solely upon information available to us, the following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 31, 2007 by (i) each person or entity known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) each of our directors and Named Executive Officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to such shares of Common Stock:

Name and Address of	Number of Shares	Percentage Beneficially
Beneficial Owner(1)	Beneficially Owned	Owned

William H. Pursley	1,245,397(2)	13.3%

Norman Barton, MD, PhD	-

Donald W. Fallon	-

Len Mudry	10,500(3)	*

Tony Coelho	3,000(4)	*

Howard Becker	-	-

The Longview Fund, LP	16,438,000(5)	51.5%
600 Montgomery Street, 44th Floor
San Francisco, CA 94111

Harbor Trust, Marge Chassman, Trustee	14,405,771(6)	63.5%
465 West 23rd Street, Apt 12J
New York, NY 10011

Cornell Capital Partners LP(7)	9,333,333(8)	37.6%
101 Hudson Street
Suite 3700
Jersey City, New Jersey 07302

Alpha Capital Aktiengesellschaft	9,080,223(9)	36.9%
Pradafant 7, 9490 Furstentums
Vaduz, Lichtenstein

Centurion Microcap, L.P.	6,642,500(10)	30.0%
3014 Avenue L
Brooklyn, NY 11210

Michael G. Jesselson 12/18/80 Trust	3,781,524(11)	19.7%

Double U Master Fund, L.P.	3,433,334(12)	18.1%
c/o Navigator management Ltd.
Harbor House, Waterford Drive
P.O. Box 972
Road Town, British Virgin Islands

Joseph Giamanco	3,433,333(13)	18.1%
4 White Rock Terrace
Holmdel, NJ 07733

Ellis International Ltd.	3,159,036(14)	16.9%
c/o SDC Capital
20 East Sunrise Highway, Suite 302
Valley Stream, NY 11581

Whalehaven Cap Fund	2,786,666(15)	15.2%

Iroquois Master Fund Ltd	2,222,227(16)	12.5%

Intellect Neurosciences, Inc.	2,060,000(17)	11.7%
7 West 18th Street, 9th Floor
New York, NY 10011

Brio Capital, L.P.	1,900,834(18)	10.9%
523 Albermarle Road
Cedarhurst, NY 11516

Little Gem Life Sciences Fund LLC	1,333,333(19)	8.2%

Lawrence Zalk	1,373,334(20)	8.1%
51 Falmouth Street
Short Hills, NJ 07078

SCG Capital, LLC	1,150,000(21)	7.0%
19495 Biscayne Blvd., Suite 608
Aventura, FL 33180

Peter Chung	1,054,782(22)	6.5%
c/o Brookshire Securities Corporation
4 West Las Olas Blvd., Suite 840
Ft. Lauderdale, FL 33301

George Karfunkel	836,666(23)	5.1%

* All directors and executive officers as a group (2 persons)-- 3,000 shares*

* Represents less than 1%.

(1) Unless otherwise indicated, the address of each stockholder listed above is c/o CepTor Corporation, 462 Seventh Avenue, Suite 1200, New York, NY 10018.
(2) Includes 369 shares of Common Stock undesignated from the Founders Plan.
(3) Represents shares subject to an option which are exercisable within 60 days.
(4) Represents shares subject to an option which are exercisable within 60 days.
(5) Includes 80,000 shares issuable upon conversion of Series A Preferred stock, 40,000 shares issuable upon exercise of Unit Warrants, 11,250,000 shares upon conversion of 2006 6% Convertible Notes, and 5,068,000 shares issuable upon conversion of 2005 8% Convertible Debentures.
(6) Includes 6,161,104 shares issuable upon conversion of 2006 6% Convertible Notes and 1,772,694 shares issuable upon conversion of 2005 8% Convertible Debentures. Also includes the following shares issuable to Marge Chassman, trustee for Harbor Trust - 50,000 shares issuable upon exercise of Unit Warrants, 3,128,137 shares issuable upon conversion of 2006 6% Convertible Notes, 2,884,741 shares issuable upon conversion of 2005 8% Convertible Debentures and 238,750 shares issuable upon exercise of various warrants.
(7) Mark Angelo, the managing member of Yorkville Advisors, LLC, the general partner of Cornell Capital, has sole voting and dispositive power over such shares.
(8) Represents shares subject to warrants which are exercisable within 60 days.
(9) Includes 100,000 shares issuable upon conversion of Series A Preferred stock, 50,000 shares issuable upon exercise of Unit Warrants, 6,766,667 shares upon conversion of 2006 6% Convertible Notes, and 2,163,556 shares issuable upon conversion of 2005 8% Convertible Debentures.
(10) Includes 95,000 shares issuable upon conversion of Series A Preferred stock, 47,500 shares issuable upon exercise of Unit Warrants, and 6,500,000 shares upon conversion of 2006 6% Convertible Notes.
(11) Includes 3,671,524 shares issuable upon conversion of 2004 Convertible Note.
(12) Represents shares issuable upon conversion of 2006 6% Convertible Notes.
(13) Represents shares issuable upon conversion of 2006 6% Convertible Notes.
(14) Includes 1,716,666 shares issuable upon conversion of 2006 6% Convertible Notes and 1,442,370 shares issuable upon conversion of 2005 8% Convertible Debenture.
(15) Includes 80,000 shares issuable upon conversion of Series A Preferred stock, 40,000 shares issuable upon exercise of Unit Warrants, and 2,666,666 shares upon conversion of 2006 6% Convertible Notes.
(16) Represents shares issuable upon conversion of 2006 6% Convertible Notes.
(17) Represents shares issuable upon conversion of 2006 6% Convertible Notes.
(18) Includes 25,000 shares issuable upon conversion of Series A Preferred stock, 12,500 shares issuable upon exercise of Unit Warrants, and 1,863,334 shares upon conversion of 2006 6% Convertible Notes.
(19) Includes 666,667 shares subject to an option which are exercisable within 60 days.
(20) Represents shares issuable upon conversion of 2006 6% Convertible Notes.
(21) Includes 1,000,000 shares issuable upon conversion of 2006 6% Convertible Notes and includes the following shares issuable to Geduld Capital Management - 100,000 shares issuable upon conversion of Series A Preferred stock, and 50,000 shares issuable upon exercise of Unit Warrants.
(22) Includes 666,667 shares subject to an option which are exercisable within 60 days.
(23) Includes 100,000 shares issuable upon conversion of Series A Preferred stock, 50,000 shares issuable upon exercise of Unit Warrants, and 686,666 shares upon conversion of 2006 6% Convertible Notes.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

We were a party to an employment agreement with William Pursley, a director and our Chief Executive Officer and Chairman of the Board, at an annual base salary of $330,000 and annual increases and bonuses at the discretion of our Board. Mr. Pursley resigned effective December 31, 2006. The scheduled expiration of his employment agreement was March 31, 2007.

We were party to an employment agreement with Norman Barton, M.D., Ph.D., our Executive Vice President and Chief Medical Officer, which employment agreement had a scheduled expiration date of April 26, 2007 (with automatic one-year renewal terms) for an annual base salary of $265,000 and annual increases and bonuses at the discretion of the Board. Mr. Barton was terminated effective October 31, 2006, and his employment agreement was terminated.

We were a party to an employment agreement with Donald Fallon, our Senior Vice President, Finance and Administration, Chief Financial Officer and Secretary, which employment agreement expired on March 31, 2007 (with automatic one-year renewal terms) for an annual base salary of $175,000 and annual increases and bonuses at the discretion of the Board. As of March 1, 2005, Mr. Fallon's annual base salary was increased to $240,000. Mr. Fallon was terminated effective October 31, 2006, but continues to act as a consultant to the Company.

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

On December 28, 2005, we issued a $1,000,000 Debenture to Cornell Capital.

ITEM 13. EXHIBITS

A. GENERAL

Exhibit Number	Description
1.1	Placement Agent Agreement dated May 2006 attached to Current Report on Form 8-K filed on May 26, 2006

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

10.3	Employment Agreement, dated March 31, 2004, with Donald W. Fallon (incorporated herein by reference to Exhibit 10.3 to Form SB-2)

10.4	Founders' Plan (incorporated herein by reference to Exhibit 10.5 to the SB-2)

10.5	2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.6 to Form SB-2)

10.6	Deferred Stock Plan for Non-Employee Directors under the 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the 2004 10-KSB)

10.7	2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the December 31, 2005 Form 10-KSB)

10.8	Sublease Agreement, dated March 4, 2004, by and between CepTor Corporation and Millennium Inorganic Chemicals, Inc. (incorporated herein by reference to Exhibit 10.7 to Form SB-2)

10.9	Exclusive License Agreement, dated September 15, 2004, with JCR Pharmaceuticals Company, Ltd. (incorporated herein by reference to Exhibit 10.8 to Form SB-2)

10.10	Indemnification Agreement, dated October 6, 2005, with William H. Pursley (incorporated herein by reference to Exhibit 10.9 to the October 2005 Form SB-2)

10.11	Indemnification Agreement, dated October 6, 2005, with Norman W. Barton, M.D. (incorporated herein by reference to Exhibit 10.10 to the October 2005 SB-2)

10.12	Indemnification Agreement, dated October 6, 2005, with Donald W. Fallon (incorporated herein by reference to Exhibit 10.11 to the October 2005 SB-2)

10.13	Indemnification Agreement, dated October 6, 2005, with Leonard A. Mudry (incorporated herein by reference to Exhibit 10.12 to the October 2005 SB-2)

10.14	Securities Purchase Agreement, dated December 9, 2005, between the Company and Cornell Capital (incorporated herein by reference to Exhibit 10.1 to the December 2005 8-K)

10.15	Side Letter, dated December 9, 2005, between the Company and Cornell Capital (incorporated herein by reference to Exhibit 10.2 to the December 2005 8-K)

10.16	Investor Registration Rights Agreement, dated December 9, 2005, between the Company and Cornell Capital (incorporated herein by reference to Exhibit 10.3 to the December 2005 8-K)

10.17	Security Agreement, dated December 9, 2005, between the Company and Cornell Capital (incorporated herein by reference to Exhibit 10.4 to the December 2005 8-K)

10.18
Rights Agreement, dated March 7, 2006, between the Company and American Stock Transfer & Trust Company (incorporated herein by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, dated March 8, 2006)

10.19	Term Sheet, attached as Exhibit 10.1 to our Current Report on Form 8-K, dated May 9, 2006

14	Code of Ethics (incorporated herein by reference to Exhibit 14 to the 2004 10-KSB)

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1*	Section 906 Certification of Principal Executive Officer.

32.2*	Section 906 Certification of Principal Financial Officer.

*filed herewith.

B. CURRENT REPORTS ON FORM 8-K

Current Report on Form 8-K/A dated January 4, 2006
Current Report on Form 8-K dated January 17, 2006
Current Report on Form 8-K dated March 8, 2006
Current Report on Form 8-K dated May 3, 2006
Current Report on Form 8-K dated May 9, 2006
Current Report on Form 8-K dated June 2, 2006
Current Report on Form 8-K dated June 7, 2006
Current Report on Form 8-K dated June 29, 2006
Current Report on Form 8-K dated July 6, 2006
Current Report on Form 8-K dated July 24, 2006
Current Report on Form 8-K dated September 12, 2006
Current Report on Form 8-K dated September 14, 2006
Current Report on Form 8-K dated October 6, 2006
Current Report on Form 8-K dated October 12, 2006
Current Report on Form 8-K dated November 1, 2006
Current Report on Form 8-K dated December 15, 2006
Current Report on Form 8-K dated February 7, 2007
Current Report on Form 8-K dated March 15, 2007

*filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Our principal accountant for the audit of our annual financial statements for our fiscal year ended December 31, 2006, was Bernstein & Pinchuk, LLP. There were no fees paid to them in 2006.

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

Our principal accountant for the audit of our annual financial statements for our fiscal year ended December 31, 2005, and for the reviews of our quarterly financial statements through September 30, 2006 was Marcum & Kliegman LLP. The following table shows the fees paid or accrued by us to Marcum & Kliegman LLP during the period indicated.

Type of Service	Fiscal 2006	Fiscal 2005
Audit Fees (1)	$136,940	$135,509
Audit-Related Fees (2)	39,370	64,941
Tax Fees (3)	-	-
ALL OTHER FEES (4)	-	-
Total	$176,310	$200,450

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

CEPTOR CORPORATION

Date: April 17, 2007	/s/ Howard Becker
Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

POWER OF ATTORNEY

In accordance with the Exchange Act, this Report has been signed below by the undersigned on behalf of the registrant and in the capacities and on the date indicated.

Date: April 17, 2007	/s/ Howard Becker
Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

31.1*	Section 302 Certification of Principal Executive Officer.

31.2*	Section 302 Certification of Principal Financial Officer.

32.1*	Section 906 Certification of Principal Executive Officer.

32.2*	Section 906 Certification of Principal Financial Officer.

*Filed herewith.