Form 10QSB/A
period 2006-06-30
CepTor CORP
filed 2007-05-17
CIK 1231472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from ______________ to ______________

Commission file number: 333-105793

CEPTOR CORPORATION
(Name of small business issuer in its charter)

Delaware	11-2897392
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

462 Seventh Avenue, Suite 1200 New York, New York	10018
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (212) 629-0804

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

As of September 1, 2006, there were 15,500,069 shares of the issuer's common equity outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes ☐   No ☒

CEPTOR CORPORATION
FORM 10-QSB/A (Amendment No. 1) QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

Explanatory Note

CepTor Corporation (the “Company”) is filing this amendment to its Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006 (the “Amendment”) to reclassify certain of the Company’s obligations at June 30, 2006 from non-current liability status to current liability status. This reclassification appears on the Company’s balance sheet at June 30, 2006. In addition, amended disclosures related to this reclassification appear in the following footnotes to the Company’s financial statements for the three months ended June 30, 2006: Note 3 - Liquidity and Financial Condition; Note 8 - Convertible Notes; and Note 9 - Equity Transactions, subsection “Insufficient Authorized but Unissued Shares of Common Stock”. Amended disclosures also appear in this Form 10-QSB/A in the following sections: Part I, Item 2: Management’s Discussion and Analysis or Plan of Operation; and Part II, Item 3: Defaults Upon Senior Securities.

Part I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheet - June 30, 2006	1
	Condensed Statements of Operations for the three- and six-month periods ended June 30, 2006 and 2005, and for the period from August 11, 1986 (date of inception) to June 30, 2006	2
	Condensed Statement of Changes in Stockholders' Deficiency for the six-month period ended June 30, 2006	3
	Condensed Statements of Cash Flows for the six-month period ended June 30, 2006 and 2005 and for the period from August 11, 1986 (date of inception) to June 30, 2006	4
	Notes to Condensed Financial Statements	6
Item 2.	Management's Discussion and Analysis or Plan of Operation	21
Item 3.	Controls and Procedures	38

Part II OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.	Defaults Upon Senior Securities	40
Item 6.	Exhibits	42

i

PART I
FINANCIAL INFORMATION
Item 1.  Financial Statements.

CEPTOR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
(Unaudited)

June 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$2,846
Prepaid expenses and other current assets	74,545
Total current assets	77,391
Property and equipment, net	45,896
Deferred financing costs	826,799
Security deposit	18,511
TOTAL ASSETS	$968,597

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accounts payable	$4,427,112
Accrued expenses	813,524
Convertible notes, net of discounts of $2,421,177	1,853,559
Warrant liability	3,882,878
Conversion option liability	2,342,243
Total current liabilities	13,319,316

Commitments and contingencies

Stockholders' Deficiency:
Preferred stock, $0.0001 par value; authorized 20,000,000 shares, issued and outstanding - 221.40 shares of Series A Convertible Preferred Stock; liquidation preference - $5,535,000	5,535,000
Common stock, $0.0001; authorized 100,000,000 shares, issued and outstanding - 15,500,069	1,550
Deferred compensation	(335,318)
Additional paid-in capital	25,745,342
Deficit accumulated during the development stage	(43,297,293)
Total stockholders' deficiency	(12,350,719)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$968,597

(See Notes to Unaudited Condensed Financial Statements)

 CEPTOR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			Cumulative
			August 11, 1986
	Three-Month Period Ended		(Date of Inception) to
	June 30,		June 30,
	2006	2005	2006
Revenues:
Other income	$-	$-	$75,349
Expenses:
Research and development	472,027	2,204,202	13,645,257
In-process research and development	-	-	5,034,309
General and administrative	497,239	510,357	11,874,098
Gain on extinguishment of debt	(387,362)	(311,281)	(698,643)
Change in fair value of derivative financial instruments	311,147	-	(3,276,566)
Interest expense	4,817,154	212,299	7,657,475
Interest income	-	(20,090)	(52,318)
Total operating expenses	5,710,205	2,595,487	34,183,612
Net loss	(5,710,205)	(2,595,487)	(34,108,263)
Deemed preferred stock dividends	-	-	(10,100,616)
Net loss available to common stockholders	$(5,710,205)	$(2,595,487)	$(44,208,879)
Loss per share:
Basic and diluted	$(0.38)	$(0.24)
Weighted-average common shares outstanding:
Basic and diluted	14,855,983	10,962,165

	Six-Month Period Ended
	June 30,
	2006	2005
Revenues:
Other income	$-	$-
Expenses:
Research and development	1,043,752	2,863,235
In-process research and development	-	-
General and administrative	1,756,753	1,921,582
Gain on extinguishment of debt	(387,362)	(311,281)
Change in fair value of derivative financial instruments	(2,326,585)	-
Interest expense	5,294,640	456,877
Interest income	-	(38,820)
Total operating expenses	5,381,198	4,891,593
Net loss	(5,381,198)	(4,891,593)
Deemed preferred stock dividends	-	(9,164,500)
Net loss available to common stockholders	$(5,381,198)	$(14,056,093)
Loss per share:
Basic and diluted	$(0.39)	$(1.29)
Weighted-average common shares outstanding:
Basic and diluted	13,785,982	10,889,339

(See Notes to Unaudited Condensed Financial Statements)

CEPTOR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(Unaudited)

							Deficit
							Accumulated
					Deferred	Additional	During the	Total
					Compen-	Paid-In	Development	Stockholders'
	Preferred Stock		Common Stock		sation	Capital	Stage	Deficiency
	Shares	Amount	Shares	Amount
Balance, January 1, 2006	248.15	$6,203,750	11,744,120	$1,174	$(322,830)	$22,969,495	$(37,916,095)	$(9,064,506)
Common stock issued January 2006 upon conversion of preferred shares ($2.50)	(10.00)	(250,000)	100,000	10		249,990		-
Common stock issued January 2006 upon conversion of replacement notes ($0.375)			855,267	85		320,640		320,725
Common stock issued February 2006 upon conversion of preferred shares ($2.50)	(7.00)	(175,000)	70,000	7		174,993		-
Common stock issued February 2006 upon conversion of 2005 Convertible Debentures ($0.5795)			86,281	9		49,991		50,000
Common stock issued March 2006 upon conversion of preferred shares ($2.50)	(6.75)	(168,750)	67,500	7		168,743		-
Common stock issued March 2006 upon exercise of options ($0.359)			557,102	56		199,944		200,000
Expenses incurred pursuant to entering into Stock Purchase Agreement						(38,181)		(38,181)
Common stock issued March 2006 upon conversion of 2005 Convertible Debentures ($0.3373)			148,236	15		49,985		50,000
Common stock issued April 2006 upon conversion of 2005 Convertible Debentures ($0.1985)			755,735	76		149,924		150,000
Common stock issued May 2006 upon conversion of preferred shares ($2.50)	(3.00)	(75,000)	30,000	3		74,997		-
Common stock issued May 2006 upon conversion of 2005 Convertible Debentures ($0.1615)			309,598	31		49,969		50,000
Common stock issued May 2006 pursuant to anti-dilution provisions ($0.20)			776,230	77		155,169		155,246
Incremental fair value of additional common stock issuable upon conversion of preferred shares						502,138		502,138
Stock option-based compensation for financial consulting services rendered					(464,466)	464,466		-
Stock option-based compensation for directors					(3,360)	3,360		-
Adjustment pursuant to SFAS 123R of stock option based compensation to employees					(199,719)	199,719		-
Amortization of deferred compensation					655,057			655,057
Net loss							(5,381,198)	(5,381,198)
Balance, June 30, 2006	221.40	$5,535,000	15,500,069	$1,550	$(335,318)	$25,745,342	$(43,297,293)	$(12,350,719)

(See Notes to Unaudited Condensed Financial Statements)

CEPTOR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			August 11, 1986
			(Date of Inception)
	For the Six-Month Period Ended		to
	June 30,		June 30,
	2006	2005	2006
Cash Flows Used In Operating Activities:
Net loss	$(5,381,198)	$(4,891,593)	$(34,108,263)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,535	8,665	41,025
Write-off of in-process research and development	-	-	5,034,309
Charge for stock option issued pursuant to spinoff agreement	-	-	2,082,500
Stock-based compensation to employees and directors	75,466	80,122	192,242
Stock-based compensation to nonemployees	579,591	671,875	4,802,822
Stock-based component of payment of legal fees	-	70,000	70,000
Stock-based component of litigation settlement	-	-	422,000
Gain on extinguishment of debt	(387,362)	(311,281)	(698,643)
Change in fair value of derivative financial instruments	(2,326,585)	-	(3,276,566)
Non-cash interest expense	5,170,999	412,161	7,391,194
Changes in assets and liabilities:
Prepaid expenses and other current assets	101,240	(52,283)	(74,545)
Other assets	-	-	(18,511)
Accounts payable and accrued expenses	6,832	540,422	5,216,402
Net cash used in operating activities	(2,151,482)	(3,471,912)	(12,924,034)
Cash Flows Used In Investing Activities:
Purchases of property and equipment	-	(9,049)	(86,921)
Cash Flows Provided By Financing Activities:
Proceeds from issuances of common stock	200,000	6,250	1,499,516
Collections of subscriptions receivable	-	272	303
Net proceeds from issuances of preferred stock	-	7,650,457	10,448,629
Acquisition of treasury stock under put right	-	(916,450)	(1,279,125)
Acquisition of treasury stock under purchase agreement	-	(2,309,250)	(2,309,250)
Distribution to shareholders	-	-	(4,260)
Capital contributed by Xechem International, Inc.	-	-	350,310
Proceeds from issuance of debt	1,876,000	-	5,501,000
Expense of issuance of long term debt	(355,949)	-	(843,322)
Principal payments on bridge loans	-	-	(350,000)
Net cash provided by financing activities	1,720,051	4,431,279	13,013,801
Net increase (decrease) in cash and cash equivalents	(431,431)	950,318	2,846
Cash and cash equivalents at the beginning of period	434,277	1,331,513	-
Cash and cash equivalents at the end of period	$2,846	$2,281,831	$2,846

(See Notes to Unaudited Condensed Financial Statements)

CEPTOR CORPORATION
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			August 11, 1986
			(Date of Inception)
	For the Six-Month Period Ended		to
	June 30,		June 30,
	2006	2005	2006
Supplemental Disclosure of Cash Flow Information:
Deemed dividend of the beneficial conversion feature of units sold in private placement	$-	$9,164,500	$10,100,616
Issuance of 2,902,500 shares of common stock upon conversion of preferred shares	$668,750	$1,100,000	$7,256,250
Issuance of 100,000 shares of common stock pursuant to stock plan	$-	$-	$270,000
Issuance of 7,500 shares of common stock as compensation for past services	$-	$-	$46,875
Issuance of 25,000 shares of common stock as compensation for financial planning	$-	$-	$75,000
Issuance of 23,000 shares of common stock in payment of accrued legal fees	$-	$70,000	$70,000
Capital contribution for repurchase of common stock pursuant to Stock Purchase Agreement	$-	$-	$424,818
Issuance of 1,340,267 shares of common stock upon conversion of convertible note	$320,725	$-	$502,600
Issuance of 1,299,850 shares of common stock upon conversion of convertible debenture	$300,000	$-	$300,000
Issuance of 36,000 shares of common stock as debt issuance costs	$-	$-	$90,000
Issuance of 451,597 shares of common stock to bridge loan investors and placement agent	$-	$-	$550,000
Issuance of 167,610 shares up on conversion of convertible notes	$-	$-	$209,512
Issuance of convertible notes in exchange for bridge loans and long-term debt plus accrued interest	$-	$-	$1,111,240

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

NOTE 3 - LIQUIDITY AND FINANCIAL CONDITION

As described in Note 8, the Company is in default of substantially all of its note obligations, which amount to approximately $4,023,736 in aggregate principal. These defaults occurred principally as a result of failure to (i) make the required payments of principal and interest under certain of these obligations (which triggered cross default provisions under the remaining loans) (ii) file a post-effective amendment to its registration statement on Form SB-2 covering shares issuable under the 2005 Convertible Debentures within a specified period, and (iii) file a registration statement pursuant to the 2006 6% Convertible Notes within a specified period.  The Company is also required to have sufficient authorized but unissued shares available to net share settle its 2005 convertible notes and all of its derivative financial instruments. The Company was attempting to negotiate a restructuring plan with respect to its credit obligations, however, no plan to restructure these obligations was finalized due (in part) to remaining issues that the Company is required to resolve with respect to its drug development program that will require the use of substantial additional capital resources.

The Company has had difficulty securing the necessary capital to fully execute its business plan and has not been able to remain current with respect to the payment terms of all of its operating obligations. In addition, the Company has substantial convertible debt obligations with terms that require repayment during the next twelve months. The Company has exhausted substantially all of its capital resources, terminated substantially all of its employees except for its chief executive officer and is currently unable to, and does not believe it is likely, to pursue further development of its product candidates. The Company pursued this course of action as a result of having been informed by the FDA that its IND remains in hold pending the resolution of two remaining issues. Additional internal research is required to fully resolve the FDA issues and complete the Company’s own internal research program, which the Company estimates would take an additional twelve to eighteen months to complete. The Company lacks the funding that is necessary to resolve these issues and is currently unable to secure financing commitments for this purpose. Due to these remaining issues and the lack of adequate funding, the Company has halted development of its programs and has initiated discussions with its trade creditors to settle their remaining outstanding balances. If the Company is successful in its efforts to research settlements with its trade creditors, it may evaluate other research programs as well as its current receptor mediated drug-targeting platform and may explore the acquisition of other businesses; however, suitable opportunities (if defined) are likely to require additional capital that is not currently available to the Company. Accordingly, there can be no assurance that the Company will ever become operational. If the Company is not able to settle its remaining outstanding balances, it will be forced to file for bankruptcy protection. The Company has secured its obligations under the Debenture with all of its assets. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Primarily as the result of recording non-cash interest expense of $5,170,999, offset by the reduction in the fair values of its derivative financial instruments of $2,326,585, the Company recorded a net loss for the six-month period ended June 30, 2006 of $5,381,198. Non-cash interest expense consisted primarily of the excess fair values of its derivative securities included in its financing transactions and amortization of deferred financing costs of those financing transactions. The Company used net cash flows in its operating activities of $2,151,482 during the six-month period ended June 30, 2006. The Company's working capital deficiency amounted to $13,241,925 and its development stage accumulated deficit amounted to $43,297,293 at June 30, 2006. The Company expects to continue incurring losses for the foreseeable future due to the inherent uncertainty that is related to establishing the commercial feasibility of pharmaceutical products. The Company will require substantial additional funding to support the development of its proposed products and fund its operations while it continues its efforts to execute its business plan.

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

Due to the lack of resources to settle its obligations when due and the possibility that if the Company files for bankruptcy protection if the note holders will demand payment, the Company has recorded all of its liabilities as current.

The Company is required to have sufficient authorized but unissued shares available to net share settle its 2005 convertible notes and all of its derivative financial instruments. As of June 30, 2006, the Company, on a fully diluted basis, had 86,388,781 shares issued and potentially issuable in connection with all of ites outstanding common stock convertible instruments, stock options and derivative financials instruments. The Company does not have sufficient authorized but unissued shares of common stock.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company is a development stage enterprise. Accordingly, the Company has included its cumulative statements of operations and cash flows for the period of August 11, 1986 (date of inception) to June 30, 2006 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises."

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

Accounting for Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock transactions in accordance with Accounting Principles Board (``APB'') Opinion No. 25 "Accounting for Stock Issued to Employees." The Company applied the pro forma disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation."

Effective January 1, 2006, the Company adopted SFAS No. 123R "Share Based Payment." This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and that will result in a charge to operations. The Company adopted the modified prospective method with respect to accounting for its transition to SFAS 123(R) and recorded unrecognized compensation cost of $407,425 as deferred compensation at January 1, 2006. Accordingly, the Company recognized expense on the statement of operations of $37,686 and $75,372 for the fair value of these stock options which vested during the three- and six-month periods ended June 30, 2006, respectively. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk fee interest rate: 3.3% to 3.6%%; expected dividend yield: 0%; expected option life: 10 years; and volatility: 108% to 123%.

For the three- and six-month periods ended June 30, 2005, the Company applied APB Opinion No. 25, "Accounting for Stock Issued to Employees." As required under SFAS No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure," the following table presents pro-forma net loss and basic and diluted loss per share as if the fair value-based method had been applied to all awards during that period.

	Three Month Period Ended June 30, 2005	Six Month Period Ended June 30, 2005
Net loss available to common stockholders	$(2,595,487)	$(14,056,093)
Stock-based employee compensation cost, under fair value accounting	(15,485)	(28,799)
Pro-forma net loss under fair value method	$(2,610,972)	$(14,084,892)
Net loss per share - basic and diluted	$(0.22)	$(1.23)
Pro-forma net loss per share, basic and diluted	$(0.22)	$(1.24)

Net Loss per Share

Net loss per share is presented under SFAS No. 128 "Earnings Per Share." Under SFAS 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potential dilution. Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the three- and six-month periods ended June 30, 2006 and 2005 excludes potentially dilutive securities because their inclusion would be anti-dilutive.

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

Accounting for Conversion Options Embedded in Convertible Notes and Convertible Preferred Stock

The Company accounts for conversion options embedded in convertible notes and convertible preferred stock in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes and preferred shares from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes and mandatorily redeemable preferred shares, as host instruments, are deemed to be conventional as that term is described in the implementation guidance provided in paragraph 61 (k) of Appendix A to SFAS 133 and further clarified in EITF 05-2 "The Meaning of `Conventional Convertible Debt Instrument' in Issue No. 00-19." SFAS 133 provides for an additional exception to this rule when the economic characteristics and risks of the embedded derivative instrument are clearly and closely related to the economic characteristics and risks of the host instrument.

The Company accounts for convertible notes (deemed conventional) in accordance with the provisions of EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features," and EITF 00-27 "Application of EITF 98-5 to Certain Convertible Instruments." Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

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

The terms of the Company's December 2005 Convertible Debentures (see Note 8) provide for a conversion price in certain situations based on a floating conversion price which results in an indeterminable number of shares of common stock potentially issued upon conversion. Under accounting guidance provided by EITF 00-19, as of December 31, 2005, the Company had liabilities of $3,130,957 representing the fair value of warrants to purchase approximately 6.0 million shares of common stock which had been granted to non-employees for services rendered or as components of other financing instruments. The Company recorded additional liabilities for the fair value of warrants granted during the six-month period ended June 30, 2006 in the aggregate of $2,912,681. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 4.7% to 5.1%; expected dividend yield: 0%; expected option life: 2 years to 5 years; and volatility: 164% to 184%.

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

NOTE 6 - DEFERRED FINANCING COSTS

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

NOTE 7 - ACCRUED EXPENSES

Accrued expenses at June 30, 2006 are as follows:

Financial investor relations fees	$188,278
Interest on convertible notes	176,241
Clinical development expenses	139,521
Professional advisory fees	135,000
Liquidating damages	97,500
Miscellaneous	76,984
Total	$813,524

In connection with the sale of Series A Preferred Stock in a private placement, pursuant to the placement agent agreement, the Company had agreed to spend up to 3% of the gross proceeds from its private placement on financial investor relations activities, all of which was accrued as "Financial Investor Relations Fees" and charged to additional paid-in capital upon each closing of the private placement.

NOTE 8 - CONVERTIBLE NOTES

Note Obligations in Default

The Company is in default of substantially all of its note obligations, which amount to approximately $4,023,736 in aggregate principal. These defaults occurred principally as a result of (i) failure to make the required payments of principal and interest under certain of these obligations (which triggered cross default provisions under the remaining loans) (ii) file a post-effective amendment to its registration statement on Form SB-2 covering shares issuable under the 2005 Convertible Debentures within a specified period, and (iii) to file a registration statement pursuant to the 2006 6% Convertible Notes within a specified period. The Company is also required to have sufficient authorized but unissued shares available to net share settle its 2005 convertible notes and all of its derivative financial instruments. As of June 30, 2006, the Company, on a fully diluted basis had 86,388,781 shares issued and potentially issuable in connection with all of its outstanding common stock convertible instruments, stock options and derivative financial instruments. As a result of closings under the 6% Convertible Note offering subsequent to June 30, 2006, the Company does not have sufficient authorized but unissued shares of common stock.

Subsequent to June 30, 2006, the Company has obtained waivers from investors holding its December 2004 Convertible Note with respect to the Company’s non-payment of principal on July 3, 2006. The Company was attempting to negotiate a restructuring plan with respect to its credit obligations; however, no plan to restructure these obligations was finalized due (in part) to the notice that the Company received from the FDA regarding the remaining issues that needed to be resolved under its drug development program. Although the Company has obtained default waivers for certain defaults and is attempting to obtain waivers for the other default conditions, the Company cannot provide assurance that it will, and since there are cross default provisions in the debt obligations, the Company has classified all liabilities are current.

Convertible Promissory Notes

Pursuant to an offer dated October 22, 2004 as amended November 15, 2004 made to the holders of certain convertible notes, the Company issued $901,728 of convertible notes due December 8, 2005 in exchange for convertible notes in the principal amount of $825,000 plus accrued interest of $76,728 (the "December 2004 Convertible Notes").

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

On December 9, 2005, the Company amended a portion of the convertible promissory note that was payable to Harbor Trust dated December 9, 2004, in the principal amount of $452,991 by reducing the conversion price to $0.375 from $0.75 per share (the "Amended December 2005 Harbor Note"). The affect of this modification was insignificant since approximately 50% of the note was converted in December 2005 and the remainder was converted in January 2006. The Amended December 2005 Harbor Note bears interest at the rate of 10% per year through December 8, 2005 and 12% per year thereafter. The Amended December 2005 Harbor Note was fully converted on January 27, 2006.
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

2005 Harbor Note

On December 9, 2005, the Company issued a convertible promissory note (the "2005 Harbor Note") in the principal amount of $250,000 which bears interest at the rate of 6% per year. All unpaid principal and interest under the 2005 Harbor Note will be due and payable on December 9, 2006. The 2005 Harbor Note is convertible, in whole or in part, at any time, into common stock at an adjusted conversion price of $0.15 per share (adjusted pursuant to the 2006 6% Convertible Note offering commenced on June 1, 2006, see below), subject to certain limitations on conversion as set forth in the 2005 Harbor Note, including where the resulting number of shares converted on a cumulative basis, would exceed 19.99% of the total number of shares of common stock outstanding and, subject to a conversion price adjustment in the event the Company offers or sells an option not pursuant to an approved stock plan to acquire common stock at a price per share less than the conversion price. The conversion option featured in this note is being accounted for as a free standing derivative financial instrument in accordance with SFAS 133 and EITF 00-19. The fair value of the conversion option amounted to $182,883 at June 30, 2006.

As of June 30, 2006, the principal amount of $250,000 remains outstanding under the 2005 Harbor Note.

2005 Convertible Debentures

On December 9, 2005, the Company entered into a securities purchase agreement (the "Securities Purchase Agreement") with Cornell Capital Partners, LP ("Cornell Capital") pursuant to which Cornell Capital has purchased, in a private placement, secured convertible debentures in the aggregate principal amount of $2,000,000 (the "2005 Convertible Debentures"), which bear interest at the rate of 8% per year. Pursuant to the Securities Purchase Agreement, the Company issued a 2005 Convertible Debenture in the principal amount of $1,000,000 on each of December 9, 2005 and December 28, 2005. Each 2005 Convertible Debenture has a three-year maturity from the date of issuance and was subject to earlier conversion or redemption pursuant to its terms.

Cornell Capital has the right to convert a portion or all of the outstanding principal and interest under the 2005 Convertible Debentures into shares of common stock at a conversion price per share equal to the lesser of $0.9765 (105% of the closing bid price of the common stock on December 8, 2005) (the "Fixed Price") or (ii) 95% of the lowest closing bid price of the common stock for the twenty trading days immediately preceding the conversion date (the "Floating Price" and together with the Fixed Price, the "Conversion Price"), subject to adjustment as provided in the 2005 Convertible Debentures; provided, that any such conversion based on the Floating Price will generally be limited to $150,000 of principal outstanding under the 2005 Convertible Debentures in any thirty day period; and further provided, that Cornell Capital may not convert the 2005 Convertible Debentures into shares of common stock if such conversion would result in Cornell Capital, together with its affiliates, beneficially owning in excess of 4.9% of the then issued and outstanding shares of common stock. The Conversion Price and number of shares of common stock issuable upon conversion of the 2005 Convertible Debentures is subject to certain exceptions and adjustment for stock splits and combinations and other dilutive events.

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

Assignment of 2005 Convertible Debentures

On June 29, 2006, the Company entered into an assignment agreement ("Assignment Agreement") by and between Cornell Capital, The Longview Fund, LP ("Longview"), Alpha Capital Aktiengesellschaft ("Alpha"), Ellis International Ltd. ("Ellis") and Momona Capital Corp. ("Momona") (each an "Assignee") which provides for, among other things, the assignment of the unpaid and unconverted amounts outstanding under each of the 2005 Convertible Debentures to the Assignees in the amounts listed in the Assignment Agreement. The aggregate unpaid and unconverted principal amount of $1,700,000 under the 2005 Convertible Debentures was assigned. The aggregate purchase price paid by the Assignees was $1,914,180, of which $1,836,000 is being paid for principal (which includes the Redemption Amount) and $78,180 represents accrued interest.

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

As of June 30, 2006, $1,700,000 of principal of the 2005 Convertible Debentures remains outstanding.

2006 6% Convertible Notes

On May 26, 2006, the Company entered into a placement agency agreement with Brookshire Securities Corporation for a private offering of one-year 6% convertible notes in an aggregate principal amount of up to $6,000,000 (the "2006 6% Convertible Notes'').

The Company is offering the 2006 6% Convertible Notes on a "best efforts" basis only to "accredited investors" (as defined in Rule 501 (a) of Regulation D under Section 4(2) of the Securities Act of 1933, as amended) by offer letter dated May 25, 2006 (the "Offer Letter"), which sets forth the terms and conditions of the offering. The Company will offer the 2006 6% Convertible Notes until August 30, 2006, unless extended.

The 2006 6% Convertible Notes are payable one year after the date of funding, or earlier upon acceleration following the occurrence of an "Event of Default", as defined in the 2006 6% Convertible Notes. Interest on the 2006 6% Convertible Notes will accrue from the date of issue at 6% per annum, or 12 % per annum upon the occurrence of an Event of Default.

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

The principal of, and accrued interest on, the 2006 6% Convertible Notes is convertible into shares of common stock, at the option of the holders of the 2006 6% Convertible Notes, at an initial conversion price per share of $0.15, subject to adjustment for certain issuances or events that will result in dilution (the "Fixed Conversion Price"). If the 2006 6% Convertible Notes have not been fully converted or repurchased for 200% of their principal amount by September 30, 2006, then commencing on October 1, 2006, the conversion price will be the lesser of (i) the Fixed Conversion Price and (ii) 90% of the lowest closing price (or, if no closing price is available, the average of closing bid and asked prices) of the Company's common stock for the 20 trading days immediately preceding the date on which a notice of conversion is delivered (the "Floating Conversion Price").

Purchasers of 2006 6% Convertible Notes who have not previously purchased shares of the Company's Series A Convertible Preferred Stock, par value $0.0001 per share (the "Preferred Stock") will receive, without additional consideration, five-year warrants to purchase a number of additional shares of common stock equal to 100% of the number of shares that the purchaser may initially acquire upon conversion of the 2006 6% Convertible Notes, at an initial exercise price of $0.30 per share, subject to adjustment for certain issuances and events that will result in dilution.

Purchasers of 2006 6% Convertible Notes who purchased shares of Preferred Stock, will be issued a number of additional shares of common stock upon conversion of the Preferred Stock, based upon the principal amount of 2006 6% Convertible Notes purchased relative to the total purchase price of the shares of Preferred Stock purchased, which will effectively reduce the per share conversion price of the Preferred Stock so that it is the same as the conversion price per share of the 2006 6% Convertible Notes, or to the extent purchasers have converted shares of Preferred Stock, but not sold the common stock received upon conversion, the Company will issue a number of additional shares of common stock that will provide equivalent value, in each case without additional consideration. The Company will issue warrants to purchase a number of additional shares of common stock at $0.15 that will provide equivalent value, to those purchasers of 2006 6% Convertible Notes who have sold or otherwise disposed of shares of common stock received upon conversion of Preferred Stock. If the Company redeems the 2006 6% Convertible Notes but does not redeem the Preferred Stock by September 30, 2006, then commencing on October 1, 2006, the conversion price of outstanding shares of Preferred Stock of purchasers of the 2006 6% Convertible Notes will be reduced to the lesser of the Fixed Conversion Price and the Floating Conversion Price, to the extent of the total purchase price paid by the purchaser for the 2006 6% Convertible Notes bears in relation to the total purchase price paid for the Preferred Stock. The Company also will reduce to $0.30 the per share exercise price of warrants purchasers of the 2006 6% Convertible Notes received with their purchase of Preferred Stock, to the extent of the principal amount of 2006 6% Convertible Notes purchased relative to the total purchase price for the shares of Preferred Stock, subject to the Company's right, after the registration statement referred to below has become effective, to force the exercise of those warrants on 20 days' notice by offering to purchase those warrants for a nominal price if the closing price per share of the common stock exceeds $0.45 for ten consecutive trading days.

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

The Harbor Trust, has agreed to a pledge of its 2005 Harbor Note dated December 9, 2005 issued in the name of The Harbor Trust in the principal amount of $250,000 to secure a non-recourse obligation to increase the return to purchasers of Preferred Stock to the extent required to protect investors from a loss on their investment to the extent of such collateral, measured on the earlier of May 20, 2007 or the date on which all the 2006 6% Convertible Notes offered have been sold or otherwise disposed of, including by conversion. Such protection is to be available only to 2006 6% Convertible Note purchasers who did not acquire Preferred Stock from the Company directly and to persons who acquired Preferred Stock directly (or are current holders) and who elect not to have any adjustment made with respect to their Preferred Stock holdings as previously described (i.e., who elect to receive the benefit of the yield enhancement in lieu of the conversion adjustments). In consideration for the agreements made by The Harbor Trust, at each closing the Company will (i) pay The Harbor Trust a yield enhancement incentive fee equal to 10% of the aggregate gross proceeds of the 2006 6% Convertible Notes receiving the benefit of such protection (the "Yield Protected Notes"), plus (ii) issue to The Harbor Trust, for nominal consideration, five-year warrants to purchase, for the principal amount thereof, (A) 2006 6% Convertible Notes having a principal amount equal to 10% of the principal amount of the Yield Protected Notes sold in the Offering, and (B) five-year warrants to purchase a number of shares of common stock equal to 10% of the shares of common stock that purchasers of the Yield Protected Notes sold in the offering may acquire upon exercise of the warrants they received with the purchase of the Yield Protected Notes, at an exercise price of $0.30 per share. In no event will the total yield enhancement incentive fee, plus the placement agent fee, paid by the Company exceed 10% of the gross proceeds of the offering.

On June 1, 2006 and June 15, 2006, the Company sold an aggregate principal amount of $1,500,000, and $125,000 of 2006 6% Convertible Notes. To those purchasers who had not previously purchased the Company's Preferred Stock, the Company issued five-year warrants to purchase an aggregate of 6,500,000 and 833,333 shares of common stock, respectively, at an initial exercise price of $0.30 per share. To those purchasers who had previously purchased the Company's Preferred Stock, the Company will issue upon the conversion of their Preferred Stock, 3,290,000 additional shares of common stock to those purchasers on June 1, 2006 who had previously purchased Preferred Stock and adjust the exercise price on the warrants they received when they purchased the Preferred Stock to purchase 105,000 shares of common stock to $0.30.

Of the $1,100,000 in principal purchased by those investors who had not previously purchased the Company's Preferred Stock, the Company recognized a debt discount of $755,237 at date of issuance based on an allocation of the proceeds based on relative fair values of the 2006 6% Convertible Notes, the warrants and the conversion option, as determined by the Black-Scholes option pricing model. Since the Company is required to account for its derivative financial instruments as liabilities (see Note 4), the Company recorded the full fair values of the warrants and the conversion options at date of issuance of the 2006 6% Convertible Notes of $1,239,700 and $1,169,960, respectively, as liabilities and charged non-cash interest expense. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 5.1%; expected dividend yield: 0%; expected option life: 3 years to 5 years; and volatility: 173%. The Company marks to market these derivative financial instruments at each reporting date.

Of the $525,000 in principal purchased by those investors who had previously purchased the Company's Preferred Stock, the Company recognized a debt discount of $525,000 at date of issuance based on the (i) fair values of the conversion option, (ii) the incremental increase in fair value of the additional shares of common stock to be issued upon conversion of the Preferred Stock and (iii) the change in fair value of the underlying warrants associated with the Preferred Stock due to the change in exercise price, as determined by the Black-Scholes option pricing model. Since the Company is required to account for its derivative financial instruments as liabilities (see Note 4), the Company recorded the incremental fair value of the Preferred Stock warrants and the full fair value conversion options at date of issuance of the 2006 6% Convertible Notes of $4,872 and $558,390, respectively, as liabilities and charged the excess to non-cash interest expense. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 5.1%; expected dividend yield: 0%; expected option life: 2 years to 3 years; and volatility: 173%. The Company marks to market these derivative financial instruments at each reporting date. In addition, the Company charged non-cash interest expense and credited equity for the incremental increase in fair value of the additional shares of common stock issuable upon conversion of the Preferred Stock.

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

NOTE 9 - EQUITY TRANSACTIONS

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

Conversion of December 2005 Convertible Debenture

During the six-month period ended June 30, 2006, a holder of the Company's December 2005 Convertible Debentures elected to convert a portion of its aggregate principal balance of $300,000 into 1,299,850 shares of common stock at a conversion price pursuant to the terms of the December 2005 Convertible Debentures.

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

NOTE 10 - STOCK BASED COMPENSATION

The Company, since its inception has granted non-qualified stock options to various employees and non-employees at the discretion of the Board of Directors under its 2004 Incentive Stock Plan and its 2006 Incentive Stock Plan (the "Plans"). Both Plans have substantially the same terms. Substantially all options granted to date have exercise prices equal to the fair value of the underlying common stock at the date of grant and terms ranging from three to ten years. Vesting periods range from fully vested at the date of grant to four years.

The fair value of all awards is estimated at the date of grant using the Black-Scholes option pricing model. Assumptions relating to the estimated fair value of stock options that the Company granted prior to January 1, 2006 that were previously accounted for and recorded under the intrinsic value method prescribed under APB 25 are described in Note 3. Pursuant to SFAS 123R, the Company recognized expense on the statement of operations of $37,686 and $75,372 for the fair value of those stock options granted prior to January 1, 2006 and which vested during the three- and six-month periods ended June 30, 2006, respectively.

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

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does note expect to pay dividends in the foreseeable future due to its substantial accumulated deficit and limited capital resources. Accordingly, expected dividends yields are zero. Historical cancellations and forfeitures of stock options are insignificant. The Company will adjust its assumptions relating to its expectations of future vesting and terms of options at such times that additional data indicates that changes in these assumptions are necessary. Expected volatility is principally based on the historical volatility of the Company's stock.

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

NOTE 11 - ADOPTION OF SHAREHOLDER RIGHTS PLAN

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

NOTE 12 - ADOPTION OF 2006 INCENTIVE STOCK PLAN

The 2006 Incentive Stock Plan was approved by the Company's Board of Directors at its February 2006 meeting. The Company intends to submit the 2006 Incentive Stock Plan for approval of its stockholders within 12 months of the effective date of the Plan. The purpose of the 2006 Incentive Stock Plan is to provide an incentive to retain in the employ of and as directors, officers, consultants, advisors and employees of the Company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons into the development and financial success of the Company. Under the 2006 Incentive Stock Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, and restricted stock. The 2006 Incentive Stock Plan is administered by the Board of Directors or the Compensation Committee. The Company reserved 2,730,090 shares of common stock for issuance under the 2006 Incentive Stock Plan. Options to acquire 776,230 shares of common stock at $0.15 per share were issued to two financial consultants upon initiation of the 2006 6% Convertible Note offering pursuant to anti-dilution provisions contained in the initial grant of options to these two consultants (see Note 10).

NOTE 13 - SUBSEQUENT EVENTS

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

Capital Resources and Cash Requirements

We have had difficulty in securing the necessary capital to fully execute our business plan and have not been able to remain current with respect to the payment terms of all of our operating obligations. In addition, we have substantial convertible debt obligations with terms that require repayment during the next twelve months. Subsequent to June 30, 2006, we have exhausted substantially all of our capital resources, terminated substantially all of our employees (except for our chief executive officer) and we are currently unable to, and do not believe it is likely, to pursue further development of our product candidates. We have pursued this course of action as a result of having been informed by the FDA that our IND remains on hold pending the resolution of two remaining issues. Additional internal research is required to fully resolve the FDA issues and complete out own internal research program, which we estimate would take an additional twelve to eighteen months to complete. We lack the funding that is necessary to resolve these issues and are currently unable to secure financing commitments for this purpose. Due to these remaining issues and the lack of adequate funding, we have halted development of our programs and have initiated discussion with our trade creditors to settle their remaining outstanding balances. If we are successful in our efforts to reach settlements with our trade creditors, we may evaluate other research programs as well as our current receptor mediated drug-targeting platform and may explore the acquisition of other businesses; however, suitable opportunities (if identified) are likely to require additional capital that is not currently available to us. Accordingly, there can be no assurance that we will ever become operational. If we are not able to settle our remaining outstanding balances , we will be forced to file for bankruptcy protection. We have secured our obligations under the Debentures with all of our assets. These matters raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Primarily as the result of recording non-cash interest expense of $5,170,999, offset by the reduction in the fair values of derivative financial instruments of $2,326,585, we recorded a net loss for the six-month period ended June 30, 2006 of $5,381,198. Non-cash interest expense consisted primarily of the excess fair values of derivative securities included in our financing transactions and amortization of deferred financing costs of those financing transactions. We used net cash flows in operating activities of $2,151,482 during the six-month period ended June 30, 2006. Our working capital deficiency amounted to $13,241,925 and our development stage accumulated deficit amounted to $43,297,293 at June 30, 2006.

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

As of the date hereof, we are in default in our payment obligations, as of June 30, 2006, under (i) the December 2004 Convertible Note which was due on July 3, 2006 in the principal amount plus accrued interest of $523,583, (ii) the Debentures and the 2006 6% Convertible Notes (which each contain certain cross default provisions), as a result of the December 2004 Convertible Note default, in the principal amounts plus accrued interest of $1,780,134 and $1,632,459, respectively; and (iii) the Harbor Trust Note of principal and accrued interest of $258,342 . In addition , we are in default under the Debentures for failure to file a post-effective registration statement by July 10, 2006 as required by the Debentures. We are also in default under the 2006 6% Convertible Notes for failure to file a registration statement within the 20-day grace period after the August 21,2006 filing deadline.

If we are able to secure suitable financing we may continue the development of our technologies, explore the development of other technologies or we may acquire or merge into other businesses. If we decide to pursue any of these options, we will require substantial additional financing which may of may not be able to obtain.

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

The terms of our outstanding notes may limit our ability, without the note holders' consent, to, among other things:

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

OUR OBLIGATIONS UNDER THE 2005 CONVERTIBLE DEBENTURES ARE SECURED BY ALL OF OUR ASSETS.

Our obligations under the 2005 Convertible Debentures are secured by all of our assets. As a result, if we default under the terms of the 2005 Convertible Debentures or related agreements, including our failure to issue shares of common stock upon conversion by the debenture holder, our failure to timely file a registration statement or have such registration statement declared effective, our breach of any covenant, representation or warranty in the Securities Purchase Agreement or 2005 Convertible Debentures or the commencement of a bankruptcy, insolvency, reorganization or liquidation proceeding against us could require the early repayment of the 2005 Convertible Debentures, if the default is not cured within the specified grace period. In addition, the debenture holders could foreclose their security interest and liquidate some or all of our assets and we could cease to operate. Any such issuance of shares upon conversion could cause a significant drop in the price of our stock and significant dilution to our stockholders.

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

On May 9, 2006, the Board of Directors authorized an amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company's capital stock from 120,000,000 shares to 270,000,000 shares, of which 250,000,000 shares would be designated as Common Stock and 20,000,000 shares would be designated as Series A Preferred Stock. Unless the proposed amendment is approved by our stockholders, we will not be able to satisfy our obligations in the agreements relating to those securities. If stockholders do not approve the amendment, we will be in default of our obligations under those agreements, and the holders of those securities may accelerate payment of our obligations, obtain liquidated damages under certain of those agreements and pursue other legal remedies against us that could severely limit our ability to continue operations.

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

PART II
OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Report, we have not issued unregistered securities which have not been "previously reported" as defined in Rule 12b-2 of the Exchange Act, except;

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

On June 1, 2006, the Company issued a warrant to purchase 50,000 shares of common stock at $0.15 per share as a broker's fee under the 2006 6% Convertible Note offering. In addition, the Company issued a warrant to purchase a 2006 6% Convertible Note in the principal amount of $142,500 and a warrant to purchase 650,000 shares of common stock at $0.15 per share as yield enhancement fees under the 2006 6% Convertible Note offering.

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

On June 26, 2006, we issued ten-year options to purchase in the aggregate 16,000 shares of our common stock at $0.21 per share to our three outside directors as compensation for preparing for and participating in our board of directors' meeting.

On June 29, 2006, we issued a three-year warrant to Cornell Capital to purchase 5,000,000 shares of our common stock at an initial exercise price of $0.25 per share, to induce them to assign their rights and obligations under the 2005 Convertible Debentures.

Item 3. Defaults Upon Senior Securities

As of the date hereof, we are in default in our payment obligations, as of June 30, 2006, under (i) the December 2004 Convertible Note which was due on July 3, 2006 in the principal amount plus accrued interest of $523,583, (ii) the Debentures and the 2006 6% Convertible Notes (which each contain certain cross default provisions), as a result of the December 2004 Convertible Note default, in the principal amounts plus accrued interest of $1,780,134 and $1,632,459, respectively; and (iii) the Harbor Trust Note of principal and accrued interest of $258,342 . In addition , we are in default under the Debentures for failure to file a post-effective registration statement by July 10, 2006 as required by the Debentures. We are also in default under the 2006 6% Convertible Notes for failure to file a registration statement within the 20-day grace period after the August 21, 2006 filing deadline.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB/A contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). To the extent that any statements made in this Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as "expects," "plans" "will," "may," "anticipates," "believes," "should," "intends," "estimates," and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to raise capital to finance the development of our products, the effectiveness, profitability and the marketability of those products, our ability to protect our proprietary information, general economic and business conditions, the impact of technological developments and competition, including entry of newly-developed alternative drug technologies, our expectations and estimates concerning future financial performance and financing plans, adverse results of any legal proceedings, the impact of current, pending or future legislation and regulation on the healthcare industry, our ability to satisfy government and commercial customers using our technology, our ability to develop manufacturing capabilities or the inability to enter into acceptable relationships with one or more contract manufacturers for our products and key components and the ability of such contract manufacturers to manufacture products or components of an acceptable quality on a cost-effective basis, the volatility of our operating results and financial condition, our ability to attract or retain qualified senior management personnel, including sales and marketing and scientific personnel and other risks detailed from time to time in our filings with the SEC. We do not undertake any obligation to publicly update any forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

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

4.20	Non-Qualified Option Certificate and Addendum thereto, dated March 3, 2006, to Peter Chung (incorporated herein by reference to Exhibit 4.19 to the 2005 10-KSB)
4.21	Placement Agency Agreement (incorporated herein by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on June 2, 2006)
4.22	Form of Subscription Agreement (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 2, 2006)
4.23	Form of 6% Convertible Note (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 2, 2006)
4.24	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on June 2, 2006)
4.25	Assignment Agreement, dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2006)
4.26
Secured Convertible Debenture with Longview Fund, LP, dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2006)

4.27
Secured Convertible Debenture with Longview Fund, LP, dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2006)

4.28
Secured Convertible Debenture with Alpha Capital, Aktiengesellschaft, dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2006)

4.29
Secured Convertible Debenture with Ellis International Ltd., dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2006)

4.30	Secured Convertible Debenture with Momona Capital, dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2006)
4.31	Warrant, dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2006)
4.32
Securities Purchase Agreement, dated August 14, 2006 (incorporated herein by reference to Exhibit 4.32 to the Company’s Form 10-QSB file with the SEC on September 5, 2006), by and between the Company and certain sellers and purchasers of Series A Preferred Stock

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

Exhibit Number	Description
10.20	Term Sheet, dated May 3, 2006, by and between the Company and Margie Chassman (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 9, 2006)
31.1*	Section 302 Certification of Principal Executive Officer and Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEPTOR CORPORATION

Date: May 17, 2007	By:	/s/ Howard Becker
Howard Becker
Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
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

4.20	Non-Qualified Option Certificate and Addendum thereto, dated March 3, 2006, to Peter Chung (incorporated herein by reference to Exhibit 4.19 to the 2005 10-KSB)
4.21	Placement Agency Agreement (incorporated herein by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed with the SEC on June 2, 2006)
4.22	Form of Subscription Agreement (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on June 2, 2006)
4.23	Form of 6% Convertible Note (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed with the SEC on June 2, 2006)
4.24	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on June 2, 2006)
4.25	Assignment Agreement, dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2006)
4.26
Secured Convertible Debenture with Longview Fund, LP, dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2006)

4.27
Secured Convertible Debenture with Longview Fund, LP, dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2006)

4.28
Secured Convertible Debenture with Alpha Capital, Aktiengesellschaft, dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2006)

4.29
Secured Convertible Debenture with Ellis International Ltd., dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2006)

4.30	Secured Convertible Debenture with Momona Capital, dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2006)
4.31	Warrant, dated June 29, 2006 (incorporated herein by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed with the SEC on July 6, 2006)
4.32
Securities Purchase Agreement, dated August 14, 2006 (incorporated herein by reference to Exhibit 4.32 to the Company’s Form 10-QSB file with the SEC on September 5, 2006), by and between the Company and certain sellers and purchasers of Series A Preferred Stock

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

Exhibit Number	Description
10.20	Term Sheet, dated May 3, 2006, by and between the Company and Margie Chassman (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 9, 2006)
31.1*	Section 302 Certification of Principal Executive Officer and Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.