Form 10QSB
period 2007-03-31
CepTor CORP
filed 2007-05-17
CIK 1231472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
(Issuer’s telephone number)

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

As of May 15, 2007, there were 15,550,069 shares of the issuer's common equity outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

		Page
Part I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Condensed Balance Sheet - March 31, 2007	1
	Condensed Statements of Operations for the three-month period ended March 31, 2007 and 2006, and for the period from August 11, 1986 (date of inception) to March 31, 2007	2
	Condensed Statement of Changes in Stockholders' Deficiency for the three-month period ended March 31, 2007	3
	Condensed Statements of Cash Flows for the three-month period ended March 31, 2007 and 2006 and for the period from August 11, 1986 (date of inception) to March 31, 2007	10
	Notes to Condensed Financial Statements	12

Item 2.	Managements Discussion and Analysis or Plan of Operation	28
Item 3.	Controls and Procedures	31

Part II OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 5.	Other Information	32
Item 6.	Exhibits	33

i

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements

CepTor Corporation (A Development Stage Company) Condensed Balance Sheet (Unaudited)

March 31,
2007
Assets
Current assets
Cash and cash equivalents	$26,605
Prepaid services and other current assets (note 5)	2,005
Total current assets	28,610
Deferred financing costs (note 6)	681,029
Total assets	$709,639

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	3,960,440
Accrued liabilities	1,317,462
Convertible notes, net of discounts $1,733,928 (note 8)	4,580,252
Unsecured advances	102,000
Warrant liability (note 4)	2,802,418
Conversion option liability (note 4)	1,931,672
Total current liabilities	14,694,244
Commitments and Contingencies	-

Stockholders' deficit
Preferred stock, $0.0001 par value, authorized 20,000,000 shares, issued
and outstanding 216.4 shares of Series A Convertible	5,410,000
Common stock, $0.0001 par value; 100,000,000 shares authorized;
15,550,069 shares issued and outstanding at March 31, 2007 (Note 9)	1,555
Additional paid-in capital (Note 9)	27,044,888
Deficit Accumulated during the Development Stage	(46,441,048)
Total stockholders' deficit	(13,984,605)
Total liabilities and stockholders' deficit	$709,639

The accompanying notes are an integral part of these unaudited condensed financial statements.

CepTor Corporation (A Development Stage Company) Condensed Statements of Operations (Unaudited)

			Cumulative from
	For the Three	For the Three	Inception
	Months Ended	Months Ended	(August 11, 1986)
	March 31,	March 31,	to March 31,
	2007	2006	2007

Revenue:
Other income	-	-	75,349

Operating expenses:
Impairment of fixed assets	35,562	-	35,562
Research and development	-	571,725	14,165,974
In-process research and development	-	-	5,034,309
General and administrative expenses	182,439	1,259,514	12,545,609
Gain on extinguishment of debt	-	-	(698,643)
Change in fair value of derivative financial instruments	(1,475,923)	(2,637,732)	(10,921,785)
Interest (income) expense, net	1,620,896	477,486	17,166,341
Total operating expenses	362,974	(329,007)	(37,327,367)

Net income (loss)	(362,974)	329,007	(37,252,018)
Preferred dividends	-	-	(10,100,616)
Net income (loss) available to common shareholders	$(362,974)	$329,007	$(47,352,634)
Net loss per share - basic and diluted	$(0.02)	$0.03
Weighted average shares outstanding - basic	15,550,069	12,704,092

The accompanying notes are an integral part of these unaudited condensed financial statements.

CepTor Corporation (A Development Stage Company) Statements of Changes in Stockholders' (Deficiency) (Unaudited)

										Deficit
										Accumulated	Total
					Subscrip-	Deferred	Additional			During the	Stockholders'
	Preferred Stock		Common Stock		tion	Compen-	Paid-in	Treasury Stock		Development	(Deficiency)
	Shares	Amount	Shares	Amount	Receivable	sation	Capital	Shares	Amount	Stage	Equity

Balance, August 11, 1986 and December 31, 1986	-	$-	-	$-	$-	$-	$-	-	$-	$-	$-

Issuance of common stock for cash ($0.0012)	-	-	840,818	84	-	-	916	-	-	-	1,000
Balance, December 31, 1987	-	-	840,818	84	-	-	916	-	-	-	1,000

Balance, December 31, 1988	-	-	840,818	84	-	-	916	-	-	-	1,000

Balance, December 31, 1989	-	-	840,818	84	-	-	916	-	-	-	1,000

Balance, December 31, 1990	-	-	840,818	84	-	-	916	-	-	-	1,000

Balance, December 31, 1991	-	-	840,818	84	-	-	916	-	-	-	1,000

Net loss	-	-	-	-	-	-	-	-	-	(8,006)	(8,006)
Balance, December 31, 1992	-	-	840,818	84	-	-	916	-	-	(8,006)	(7,006)

Net loss	-	-	-	-	-	-	-	-	-	(1,169)	(1,169)
Convertible notes	-	-	176,572	18	-	-	3	-	-	-	21
Issuance of common stock in exchange for
services rendered ($ 0.0142)	-	-	176,572	18	-	-	2,482	-	-	-	2,500
Balance, December 31, 1993	-	-	1,193,962	120	-	-	3,401	-	-	(9,175)	(5,654)

Net income	-	-	-	-	-	-	-	-	-	10,222	10,222
Distribution to stockholders										(4,260)	(4,260)
Balance, December 31, 1994	-	-	1,193,962	120	-	-	3,401	-	-	(3,213)	308

Net loss	-	-	-	-	-	-	-	-	-	(1,342)	(1,342)
Balance, December 31, 1995	-	-	1,193,962	120	-	-	3,401	-	-	(4,555)	(1,034)

Net loss	-	-	-	-	-	-	-	-	-	(8,727)	(8,727)
Balance, December 31, 1996	-	-	1,193,962	120	-	-	3,401	-	-	(13,282)	(9,761)

Net loss	-	-	-	-	-	-	-	-	-	(3,975)	(3,975)
Issued pursuant to acquisition ($3.3501)	-	-	59,700	6	-	-	199,994	-	-	-	200,000
Issuance of common stock for cash ($3.3501)	-	-	29,850	3	-	-	99,997	-	-	-	100,000
Capital contribution by stockholder	-	-	-	-	-	-	50,000	-	-	-	50,000
Expense pursuant to grant of stock option	-	-	-	-	-	-	20,356	-	-	-	20,356
Balance, December 31, 1997	-	-	1,283,512	129	-	-	373,748	-	-	(17,257)	356,620

Net loss										(21,102)	(21,102)
Balance, December 31, 1998	-	-	1,283,512	129	-	-	373,748	-	-	(38,359)	335,518

Net loss	-	-	-	-	-	-	-	-	-	(25,172)	(25,172)
Balance, December 31, 1999	-	-	1,283,512	129	-	-	373,748	-	-	(63,531)	310,346

Net loss	-	-	-	-	-	-	-	-	-	(36,256)	(36,256)
Issuance of common stock for cash ($3.1409)			15,919	2			49,998				50,000
Balance, December 31, 2000	-	-	1,299,431	131	-	-	423,746	-	-	(99,787)	324,090

Net loss	-	-	-	-	-	-	-	-	-	(233,958)	(233,958)
Issued pursuant to funding agreement ($0.0838)			1,083,729	108			90,659				90,767
Balance, December 31, 2001	-	-	2,383,160	239	-	-	514,405	-	-	(333,745)	180,899

Net loss	-	-	-	-	-	-	-	-	-	(654,599)	(654,599)
Issued pursuant to funding agreement ($0.0838)	-	-	1,515,053	151	-	-	126,742	-	-	-	126,893
Balance, December 31, 2002	-	-	3,898,213	390	-	-	641,147	-	-	(988,344)	(346,807)

Net income	-	-	-	-	-	-	-	-	-	72,498	72,498
Balance, December 31, 2003	-	$-	3,898,213	$390	$-	$-	$641,147	-	$-	$(915,846)	$(274,309)

Acquisition by Xechem International, Inc. and
application of push-down accounting	-	-	-	-	-	-	4,118,463	-	-	915,846	5,034,309
Option granted pursuant to spinoff agreement	-	-	-	-	-	-	2,082,500	-	-	-	2,082,500
Common stock subject to repurchase under put right	-	-	(401,305)	(40)	-	-	(1,637,285)	-	-	-	(1,637,325)
Common stock issued May 2004, in connection
with bridge loans ($1.22)	-	-	451,597	45	-	-	549,955	-	-	-	550,000
Common stock issued May 2004, to placement
agent for bridge loans ($2.50)	-	-	36,000	4	-	-	89,996	-	-	-	90,000
Common stock issued September 2004, net of
offering expenses of $70,760 ($1.68)	-	-	554,413	55	-	-	929,176	-	-	-	929,231
Common stock issued December 2004 to advisors for
past services ($2.50)	-	-	675,690	68	-	-	1,689,157	-	-	-	1,689,225
Reclassification in December 2004 of advances from
Xechem as contribution to capital	-	-	-	-	-	-	350,310	-	-	-	350,310
Minority shareholders pursuant to recapitalization	-	-	1,850,000	185	-	-	(185)	-	-	-	-
Common stock issued December 2004 pursuant to
exercise of options granted pursuant to
spinoff agreement ($0.00001)	-	-	3,031,943	303	(303)	-	-	-	-	-	-
Intrinsic value of beneficial conversion feature of
replacement notes	-	-	-	-	-	-	1,111,240	-	-	-	1,111,240
Common stock issued December 2004 in conversion
of convertible note ($1.25)	-	-	167,610	17	-	-	209,495	-	-	-	209,512
Common stock issued December 2004 in connection
with litigation settlement ($2.50)	-	-	125,000	12	-	-	312,488	-	-	-	312,500
Warrants issued in connection with
litigation settlement	-	-	-	-	-	-	109,500	-	-	-	109,500
Common stock issued December 2004 pursuant to
placement agent agreement ($2.50)	-	-	150,000	15	-	-	(15)	-	-	-	-
Warrants issued to nonemployees for services	-	-	-	-	-	-	396,000	-	-	-	396,000
Preferred stock and warrants issued pursuant to units sold

December 2004 in a private placement ($25,000)	145.07	3,626,750	-	-	-	-	(822,510)	-	-	-	2,804,240
Acquisition December 2004 of treasury stock
under put right ($2.50)	-	-	-	-	-	-	-	145,070	(362,675)	-	(362,675)
Deemed dividend of beneficial conversion feature
of units sold in private placement	-	-	-	-	-	-	936,116	-	-	(936,116)	-
Amortization of deferred compensation	-	-	-	-	-	-	604,350	-	-	-	604,350
Net loss	-	-	-	-	-	-	-	-	-	(14,547,889)	(14,547,889)
Balance, December 31, 2004	145.07	$3,626,750	10,539,161	$1,054	$(303)	$-	$11,669,898	145,070	$(362,675)	$(15,484,005)	$(549,281)
Preferred stock and warrants issued pursuant to
units sold on January 5, 2005 in a
private placement ($25,000)	48.35	1,208,750	-	-	-	-	(159,359)	-	-	-	1,049,391
Deemed dividend of beneficial conversion feature
of units sold January 5, 2005 in private placement	-	-	-	-	-	-	1,208,750	-	-	(1,208,750)	-
Acquisition January 5, 2005 of treasury
stock under put right ($2.50)	-	-	-	-	-	-	-	48,350	(120,875)	-	(120,875)
Preferred stock and warrants issued pursuant to
units sold on January 18, 2005 in a
private placement ($25,000)	76.25	1,906,250	-	-	-	-	(252,624)	-	-	-	1,653,626
Deemed dividend of beneficial conversion feature
of units sold January 18, 2005 in private placement	-	-	-	-	-	-	1,906,250	-	-	(1,906,250)	-
Acquisition January 18, 2005 of treasury
stock under put right ($2.50)	-	-	-	-	-	-	-	76,250	(190,625)	-	(190,625)
Common stock issued January 2005 in connection
with payment of legal fees ($3.04)	-	-	23,000	2	-	-	69,998	-	-	-	70,000
Common stock issued January 2005 pursuant to
amendment of placement agent agreement ($2.50)	-	-	150,000	15	-	-	(15)	-	-	-	-
Common stock issued February 2005 to advisors
for past services ($6.25)	-	-	7,500	1	-	-	46,874	-	-	-	46,875
Preferred stock and warrants issued pursuant to
units sold on February 3, 2005 in a
private placement ($25,000)	224.48	5,612,000	-	-	-	-	(851,447)	-	-	-	4,760,553
Deemed dividend of beneficial conversion feature
of units sold February 3, 2005 in private placement	-	-	-	-	-	-	5,612,000	-	-	(5,612,000)	-

Acquisition February 3, 2005 of treasury
stock under put right ($2.50)	-	-	-	-	-	-	-	224,480	(561,200)	-	(561,200)
Preferred stock and warrants issued pursuant to
units sold on February 11, 2005 in a
private placement ($25,000)	17.50	437,500	-	-	-	-	(256,681)	-	-	-	180,819
Deemed dividend of beneficial conversion feature
of units sold February 11, 2005 in private placement	-	-	-	-	-	-	437,500	-	-	(437,500)	-
Acquisition February 11, 2005 of treasury
stock under put right ($2.50)	-	-	-	-	-	-	-	17,500	(43,750)	-	(43,750)
Common stock issued February 2005 pursuant to
cashless exercise of option ($3.05)	-	-	100,191	10	-	-	(10)	-	-	-	-
Common stock issued March 2005 upon conversion
of preferred shares ($2.50)	(44.00)	(1,100,000)	440,000	44	-	-	1,099,956	-	-	-	-
Payment for common stock issued December 2004
pursuant to exercise of options granted pursuant to
spinoff agreement ($0.00001)	-	-	-	-	303	-	-	-	-	-	303
Common stock issued March 2005 pursuant to
exercise of warrants ($1.25)	-	-	5,000	1	-	-	6,249	-	-	-	6,250
Common stock issued April 2005 upon conversion
of preferred shares ($2.50)	(15.00)	(375,000)	150,000	15	-	-	374,985	-	-	-	-
Common stock issued May 2005 pursuant to
financing letter agreement ($3.00)	-	-	25,000	2	-	-	74,998	-	-	-	75,000
Common stock issued May 2005 upon conversion
of preferred shares ($2.50)	(41.00)	(1,025,000)	410,000	41	-	-	1,024,959	-	-	-	-
Common stock issued June 2005 upon conversion
of preferred shares ($2.50)	(29.00)	(725,000)	290,000	29	-	-	724,971	-	-	-	-
Capital contribution for repurchase of common stock
pursuant to Stock Purchase Agreement	-	-	-	-	-	-	424,818	-	-	-	424,818
Common stock repurchased June 2005 pursuant
to Stock Repurchase Agreement ($0.80)	-	-	-	-	-	-	-	2,886,563	(2,734,068)	-	(2,734,068)
Common stock issued July 2005 pursuant to Regulatory
Milestone Plan ($2.70)	-	-	100,000	10	-	-	269,990	-	-	-	270,000

Common stock issued July 2005 upon conversion
of preferred shares ($2.50)	(20.00)	(500,000)	200,000	20	-	-	499,980	-	-	-	-
Common stock issued August 2005 upon conversion
of preferred shares ($2.50)	(83.50)	(2,087,500)	835,000	84	-	-	2,087,416	-	-	-	-
Common stock issued September 2005 upon conversion
of preferred shares ($2.50)	(25.00)	(625,000)	250,000	25	-	-	624,975	-	-	-	-
Common stock issued September 2005 pursuant to
Stock Purchase Agreement	-	-	25,000	2	-	-	(2)	-	-	-	-
Expenses incurred pursuant to entering into Stock
Purchase Agreement	-	-	-	-	-	-	(89,340)	-	-	-	(89,340)
Net proceeds from October 2005 sale of common stock
issued December 2004 pursuant to exercise of
options granted pursuant to spinoff
agreement ($0.63)	-	-	-	-	-	-	163,014	-	-	-	163,014
Common stock issued October 2005 pursuant to
Stock Purchase Agreement	-	-	377,359	38	-	-	(38)	-	-	-	-
Common stock issued November 2005 upon conversion
of preferred shares ($2.50)	(2.00)	(50,000)	20,000	2	-	-	49,998	-	-	-	-
Common stock issued December 2005 pursuant to
Securities Purchase Agreement	-	-	268,817	27	-	-	37,343	-	-	-	37,370
Warrant liability established	-	-	-	-	-	-	(3,350,697)	-	-	-	(3,350,697)
Common stock issued December 2005 upon conversion
of replacement notes ($0.375)	-	-	485,000	48	-	-	181,827	-	-	-	181,875
Common stock issued December 2005 upon conversion
of preferred shares ($2.50)	(4.00)	(100,000)	40,000	4	-	-	99,996	-	-	-	-
Discount of secured convertible debenture upon
fair value allocation of proceeds	-	-	-	-	-	-	250,000	-	-	-	250,000
Retirement of treasury shares	-	-	(3,398,213)	(340)	-	-	(4,012,853)	(3,398,213)	4,013,193	-	-
Reverse common stock subject to repurchase under
variable shares put right at December 31, 2004	-	-	401,305	40	-	-	1,637,285	-	-	-	1,637,325
Amortization of deferred compensation	-	-	-	-	-	-	1,035,701	-	-	-	1,035,701
Net loss	-	-	-	-	-	-	-	-	-	(13,267,590)	(13,267,590)
Balance, December 31, 2005	248.15	$6,203,750	11,744,120	$1,174	$-	$-	$22,646,665	-	$-	$(37,916,095)	$(9,064,506)

Common stock issued January 2006 upon conversion
of preferred shares ($2.50)	(10.00)	(250,000)	100,000	10	-	-	249,990	-	-	-	-
Common stock issued January 2006 upon conversion
of replacement notes ($0.375)	-	-	855,267	85	-	-	320,640	-	-	-	320,725
Common stock issued February 2006 upon conversion
of preferred shares ($2.50)	(7.00)	(175,000)	70,000	7	-	-	174,993	-	-	-	-
Common stock issued February 2006 upon conversion
of 2005 Convertible Debentures ($0.5795)	-	-	86,281	9	-	-	49,991	-	-	-	50,000
Common stock issued March 2006 upon conversion
of preferred shares ($2.50)	(6.75)	(168,750)	67,500	7	-	-	168,743	-	-	-	-
Common stock issued March 2006 upon conversion
of options ($0.359)	-	-	557,102	56	-	-	199,944	-	-	-	200,000
Expenses incurred pursuant to entering into Stock
Purchase Agreement	-	-	-	-	-	-	(38,181)	-	-	-	(38,181)
Common stock issued March 2006 upon conversion
of 2005 Convertible Debentures ($0.3373)	-	-	148,236	15	-	-	49,985	-	-	-	50,000
Common stock issued April 2006 upon conversion
of 2005 Convertible Debentures ($0.1985)	-	-	755,735	76	-	-	149,924	-	-	-	150,000
Common stock issued May 2006 upon conversion
of preferred shares ($2.50)	(3.00)	(75,000)	30,000	3	-	-	74,997	-	-	-	-
Common stock issued May 2006 upon conversion
of 2005 Convertible Debentures ($0.1616)	-	-	309,598	31	-	-	49,969	-	-	-	50,000
Common stock issued May 2006 pursuant
to anti-dilution provisions	-	-	776,230	77	-	-	155,169	-	-	-	155,246
Incremental fair value of additional common stock
issuable upon conversion of preferred shares	-	-	-	-	-	-	1,936,377	-	-	-	1,936,377
Amortization of deferred compensation	-	-	-	-	-	-	730,617	-	-	-	730,617

Net income (loss)	-	-	-	-	-	-	-	-	-	(8,161,979)	(8,161,979)

Balance, December 31, 2006	221.40	$5,535,000	15,500,069	$1,550	$-	$-	$26,919,823	-	$-	$(46,078,074)	$(13,621,701)

Common shares issued January 2007 upon
conversion of preferred shares ($2.50)	(5.00)	(125,000)	50,000	5	-	-	124,995	-	-	-	-
Amortization of deferred compensation	-	-	-	-	-	-	70	-	-	-	70

Net income (loss)	-	-	-	-	-	-	-	-	-	(362,974)	(362,974)

Balance March 31, 2007	216.40	5,410,000	15,550,069	1,555	-	-	27,044,888	-	-	(46,441,048)	(13,984,605)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CepTor Corporation (A Development Stage Company) Statements of Cash Flows (Unaudited)

	For the Three	For the Three	Cumulative
	Months Ended	Months Ended	from Inception
	March 31,	March 31,	(August 11, 1986) to
	2007	2006	March 31, 2007

Cash flows from operating activities:
Net income (loss)	$(362,974)	$329,007	$(37,252,018)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	-	4,767	50,559
Write-off in-process research and development	-	-	5,034,309
Charge for stock option issued pursuant to spin-off agreement	-	-	2,082,500
Stock based compensation to employees and directors	-	37,686	267,802
Stock-based compensation to nonemployees	-	579,591	4,802,822
Stock-based component of payment of legal fees	-	-	70,000
Stock-based component of litigation settlement	-	-	422,000
Amortization of deferred compensation	70	-	70
Gain on extinguishment of debt	-	-	(698,643)
Impairment of fixed assets	36,362	-	36,362
Change in fair vale of derivative securities	(1,475,923)	(2,637,732)	(10,921,785)
Non-cash interest expense	1,510,922	419,876	16,639,330
Changes in operating assets and liabilities:
Prepaid services and other assets	10,892	24,532	(2,005)
Other assets	-	-	-
Accounts payable and accrued expenses	192,941	668,936	4,708,668
Net cash used in operating activities	(87,710)	(573,337)	(14,760,029)

Cash flows from investing activities:
Acquisition of property and equipment	-	-	(86,921)

Net cash used in investing activities	-	-	(86,921)

Cash flows from financing activities:
Proceeds from issuances of common stock	-	200,000	1,499,819
Net proceeds from issuances of preferred stock	-	-	10,448,629
Acquisition of treasury stock under put right	-	-	(1,279,125)
Acquisition of treasury stock under purchase agreement	-	-	(2,309,250)
Distribution to shareholders	-	-	(4,260)
Capital contributed by Xechem International, Inc.	-	-	350,310
Proceeds from issuance of debt and unsecured advances in 2007	102,000	-	7,642,444
Debt issuance costs	-	(38,181)	(1,125,012)
Principal payments on bridge loans	-	-	(350,000)
Net cash provided by financing activities	102,000	161,819	14,873,555

Net increase (decrease) in cash and cash equivalents	14,290	(411,518)	26,605

Cash and cash equivalents at beginning of period	12,315	434,277	-
Cash and cash equivalents at end of period	$26,605	$22,759	$26,605

The accompanying notes are an integral part of these unaudited condensed financial statements.

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$35,421

Taxes	$-	$-	$-

Deemed dividend of the beneficial conversion
feature of units sold in private placement	$-	$-	$10,100,616
Issuance of 2,685,000 shares of common stock upon
conversion of preferred shares	$125,000	$593,750	$7,181,250
Issuance of 267,500 shares of common stock upon
conversion of preferred shares	$-	$-	$668,750
Issuance of 485,000 shares of common stock upon-
conversion of convertible note	$-	$-	$181,875
Issuance of 855,267 shares of common stock upon
conversion of convertible note	$-	$-	$302,725
Issuance of 1,299,850 shares of common stock upon
conversion of convertible shares	$-	$320,725	$300,000
Issuance of 100,000 shares of common stock pursuant to
stock plan	$-	$-	$270,000
Issuance of 7,500 shares of common stock as
compensation for past services	$-	$-	$46,875
Issuance of 25,000 shares of common stock as
compensation for financial planning	$-	$-	$75,000
Issuance of 23,000 shares of common stock in
payment of accrued legal fees	$-	$-	$70,000
Capital contribution for repurchase of common stock
pursuant to Stock Purchase Agreement	$-	$-	$424,818
Issued 36,000 shares of common stock as debt issuance
costs	$-	$-	$90,000
Issued 451,597 shares of common stock to bridge loan
investors and placement agents	$-	$-	$550,000
Issuance of 167,610 shares of common stock upon
conversion of convertible notes	$-	$100,000	$309,512
Issuance of convertible notes in exchange for bridge
loans and long-term debt plus accrued interest	$-	$-	$1,111,240
Obligation to repurchase 401,305 shares of common stock
pursuant to put right	$-	$-	$1,637,325

The accompanying notes are an integral part of these unaudited condensed financial statements.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2007
(Unaudited)

NOTE 1 - BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited Condensed Financial Statements of CepTor Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2007.

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

As a result of the clinical hold status of our lead compound, our existing investors have advised us that they were unwilling to continue to fund either the research and development costs required to fully prosecute the IND filing, or the general operating costs necessary to keep the business afloat as those research and development activities continued. With no other financial resources available to us, we had no choice but to cease all efforts related to the research and development of our compounds, terminate all of our employees, and close down our corporate offices in Maryland. At present, we are maintaining our operations as a “virtual” office operated out of New York City and have one part-time employee, Howard Becker, our newly appointed CEO.

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

The Company is a development stage company which has a limited history of operations and has not generated any material revenues since its inception. The Company has received a limited amount of funding through grants and collaborative research efforts in connection with developing its products. The Company does not have any products that are approved for commercial distribution at the present time. As a development stage company, the Company is subject to all of the risks and uncertainties that are associated with developing a new business.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2007
(Unaudited)

NOTE 3 - LIQUIDITY AND FINANCIAL CONDITION AND GOING CONCERN

The Company has had difficulty securing the necessary capital to execute its business plan and has not been able to remain current with respect to the payment terms of its operating obligations including its trade payables and accrued liabilities, which aggregated approximately $5,277,902 at March 31, 2007. As described in Note 8, the Company is in default of substantially all ofits convertible note obligations, which amount to approximately $6 million in aggregate principal amount. These defaults occurred principally as a result of (i) the Company's failure to make the required payments of principal and interest under certain of these obligations (which triggered cross default provisions under the remaining note obligations), (ii) its failure to file a registration statement pursuant to the 2006 6% Convertible Notes within a specified period, and (iii) its failure to file a post-effective amendment to its registration statement on Form SB-2 covering shares issuable under the 2005 Convertible Debentures within a specified period. The Company is also required to have sufficient authorized but unissued shares available to net share settle its 2005 convertible notes and all of its derivative financial instruments. The Company has pledged all of its assets to the holders of the 2006 6% Convertible Notes to secure its repayment obligations under those notes.

The Company has exhausted substantially all of its capital resources, terminated substantially all of its employees except for its part-time chief executive officer and is currently unable, and does not believe it is likely that it will be able in the future, to pursue further development of its product candidates. The Company pursued this course of action as a result of having been informed by the FDA that its IND remains on hold pending the resolution of two remaining issues. Additional internal research is required to fully resolve the FDA issues and complete the Company's own internal research program, which the Company estimates would take an additional twelve to eighteen months to complete. The Company lacks the funding that is necessary to resolve these issues and is currently unable to secure financing commitments for this purpose. Due to these remaining issues and the lack of adequate funding, the Company has halted development of its programs.

The Company has been focusing on a two-part strategy, in cooperation with the existing secured creditors, whereby (i) its existing technologies will be divested from the corporation pursuant to a transaction that will allow CepTor to retain significant upside should the technologies ultimately fulfill their promise as marketable and commercially viable products, and (ii) a new technology will be acquired by the Company around which to restructure its affairs. However, suitable acquisition opportunities (if identified) are likely to require additional capital that is not currently available to the Company. Accordingly, there can be no assurance that the Company will ever become operational. The Company has also initiated discussions with its trade creditors concerning a voluntary restructuring of those obligations, but there can be no assurance that such restructuring will be agreed to or consummated. If the Company is not able to identify and consummate a transaction for the acquisition of a new technology platform, or if it is unable to settle its remaining outstanding trade balances, it may be forced to terminate all operations and wind down its affairs, and/or commence bankruptcy proceedings. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Primarily as the result of recording non-cash interest expense of $1,510,922 offset by a non-cash gain associated with the decrease in the liability associated with the fair values of its derivative financial instruments of $1,475,923, the Company recorded a net loss for the three-month period ended March 31, 2007 of $362,974. Non-cash interest expense consisted of the amortization of the discount on notes payable of $861,959; amortization of deferred financing cost of $506,185, and accrual of liquidated damages of $142,778. The Company used net cash flows in its operating activities of $87,710 during the three-month period ended March 31, 2007. The Company's working capital deficiency amounted to $14,665,634, and its development stage accumulated deficit amounted to $46,441,048 at March 31, 2007. The Company will require substantial additional funding if it is ever to support the development of its proposed products and fund the operations contemplated under its business plan.

At March 31, 2007, the Company had $6,314,180 in principal amount of notes outstanding. The December 2004 Convertible Note in the principal amount of $448,736, was due July 3, 2006. There has not been an agreement on amended terms and no assurance that the Company will reach agreement with the note holder on amended terms. The terms of the 2004 Convertible Note do not provide for penalties or other payments upon default, and accordingly, the Company has not accrued a penalty as of March 31, 2007. Of the remaining convertible debt, (i) $250,000 in principal plus accrued interest was due on December 9, 2006, (ii) $3,569,444 in principal representing 2006 6% Convertible Notes mature during the period June 2007 through October 2007, and (iii) the Cornell Convertible Debentures of $1,700,000 mature in December 2008. In addition to its convertible notes, the Company has received $448,000 in unsecured cash advances, of which $102,000 was received during the three months ended March 31, 2007. These unsecured cash advances are repayable on demand, and bear interest at the rate of between 6% and 8% per year. Currently, the Company is in default of substantially all of its obligations to its convertible noteholders and such noteholders currently have the right to demand immediate payment of these loans. At present, the Company does not have, and has no immediate prospect of obtaining, the available cash to repay these obligations. The note holders holding $1,700,000 in principal indebtedness have a security interest in all the assets of the Company.

Due to the pending defaults of its note obligations, its lack of resources to settle its obligations when due and the possibility that all of the Company’s indebtedness will be accelerated if a bankruptcy petition were filed by or against the Company, the Company has recorded all of its liabilities as current.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2007
(Unaudited)

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company is a development stage enterprise. Accordingly, the Company has included its cumulative statements of operations and cash flows for the period of August 11, 1986 (date of inception) to March 31, 2007 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises."

The Company's net loss available to common shareholders as reported in its statement of operations for the period of August 11, 1986 (date of inception) to March 31, 2007 is $47,352,634.

Accounting for Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock transactions in accordance with Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees."  The Company applied the pro forma disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation."

Effective January 1, 2006, the Company adopted SFAS No. 123R "Share Based Payment." This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and that will result in a charge to operations. The Company adopted the modified prospective method with respect to accounting for its transition to SFAS 123(R) and had unrecognized compensation cost of $259,759 as deferred compensation at January 1, 2007. Accordingly, the Company recognized expense on the statement of operations of $70 for the fair value of these stock options which vested during the three- month periods ended March 31, 2007. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk fee interest rate: 3.3% to 3.6%; expected dividend yield: 0%; expected option life: 10 years; and volatility: 108% to 123%.

In the current quarter the Company reclassified certain components of its stockholders' equity section to reflect the elimination of deferred compensation arising from unvested share-based compensation pursuant to the requirements of Staff Accounting Bulletin No. 107, regarding Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment." This deferred compensation was previously recorded as an increase to additional paid-in capital with a corresponding reduction to stockholders' equity for such deferred compensation. This reclassification has no effect on net income or total stockholders' equity as previously reported. The Company will record an increase to additional paid-in capital as the share-based payments vest.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2007
(Unaudited)
Net Loss per Share

Net loss per share is presented under SFAS No. 128 "Earnings Per Share." Under SFAS 128, basic net loss per share is computed by dividing net loss per share available to common stockholders by the weighted average shares of common stock outstanding for the period and excludes any potential dilution. Diluted earnings per share reflect the potential dilution that would occur upon the exercise or conversion of all dilutive securities into common stock. The computation of loss per share for the three-month periods ended March 31, 2007 and 2006 excludes potentially dilutive securities because their inclusion would be anti-dilutive.

Shares of common stock issuable upon the conversion or exercise of potentially dilutive securities are as follows:

	March 31,
	2007	2006
Series A Preferred Stock	11,355,113	-
Warrants	33,912,855	5,406,812
Options	1,878,834	-
Convertible Notes	44,872,578	875,999
Total	92,019,380	6,282,811

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

The terms of the Company’s Cornell Convertible Debentures (see Note 8) provide for a conversion price in certain situations based on a floating conversion price which results in an indeterminable number of shares of common stock potentially issued upon conversion. Under accounting guidance provided by EITF 00-19, as of March 31, 2007, the Company had net liabilities of $2,802,418 representing the fair value of warrants and options to purchase approximately 35.8 million shares of common stock which had been issued as components of other financing instruments or granted to non-employees for services rendered. The Company recorded additional liabilities for the fair value of warrants granted during the year ended December 31, 2006 in the aggregate of approximately $5.7 million. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 4.7% to 5.1%; expected dividend yield: 0%; expected life: 3 years to 5 years; and volatility: 106% to 353%.

The accounting guidance shows that the warrants are a derivative liability and are marked to market for each reporting period. During the three months ended March 31, 2007, the Company recognized a credit of $801,210 for the decrease in fair value of the derivative financial instruments. The fair value of these awards was estimated at March 31, 2007 using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 4.7% to 5.0%; expected dividend yield: 0%; expected option life: 1.0 years to 4.8 years; and volatility: 353%.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2007
(Unaudited)

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

The Company has issued $5,519,444 in principal of various convertible notes (see Note 8) with embedded conversion options accounted for as free standing derivative financial instruments in accordance with SFAS 133 and EITF 00-19 and on the dates of issuance recorded liabilities for conversion options of $6,018,813. The fair value of these embedded conversion options were estimated at the date of issuance using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 3.3% to 5.2%; expected dividend yield: 0%; expected option life: one year to 3 years; and volatility: 130% to 353%. The accounting guidance instructs that the conversion options are a derivative liability and are marked to market for each reporting period. During the three months ended March 31, 2007, the Company recognized a credit of $674,713 for the decrease in fair value of the derivative financial instruments. The fair value of these embedded conversion options were estimated at March 31, 2007 using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 4.8% to 5.0%; expected dividend yield: 0%; expected option life: one year to 2 years; and volatility: 227.

The Company also determined that the conversion option embedded in its Series A Preferred stock is not a free-standing derivative in accordance with the implementation guidance provided in paragraph 61 (l) of Appendix A to SFAS 133.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2007
(Unaudited)
Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. The effective date of this statement is for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the adoption of SFAS 157.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not anticipate that this FASB will have any material impact on our financial condition or results of operations.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. We do not anticipate that this SAB will have any material impact on our financial condition or results of operations.

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

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2007
(Unaudited)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, of the adoption of SFAS 159.

NOTE 5 - PREPAID EXPENSES

Prepaid expense consists primarily of unamortized premiums paid to carriers for insurance policies and retainers paid for professional services to be rendered.

NOTE 6 - DEFERRED FINANCING COSTS

The Company capitalizes the costs and expenses incurred in entering into its debt obligations which are then amortized over the term of the debt. During the three months ended March 31, 2007, the Company amortized $506,185 of deferred financing costs to non-cash interest expense, and at March 31, 2007 the balance in deferred financing costs is $681,029.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses at March 31, 2007 are as follows:

Financial investor relations fees	$188,208
Interest on convertible notes	486,684
Liquidated damages	642,500
Total	$1,317,392

Pursuant to the Company's sale of Series A Preferred Stock in a private placement, the Company had agreed to spend up to 3% of the gross proceeds from its private placement on financial investor relations activities, all of which was accrued as ‘‘Financial Investor Relations Fees’’ and charged to additional paid-in capital upon each closing of the private placement.

Pursuant to the registration rights agreement in connection with the 2006 6% Convertible Notes offering, the Company was obligated to pay liquidating damages of 2% of the principal amount for each 30-day period the registration statement was filed past August 21, 2006. As of March 31, 2007, the Company accrued 18% of the outstanding principal, or $642,500.

NOTE 8 - UNSECURED ADVANCES AND CONVERTIBLE NOTES

During the three months ended March 31, 2007, the Company received unsecured advances in the amount of $102,000. These advances bear interest at the rate of 8% per annum.

Note Obligations in Default

The Company is in default of substantially all of its convertible note obligations, which amount to approximately $6,000,000 in aggregate principal. These defaults occurred as a result of (i) the Company's failure to make the required payments of principal and interest under certain of these obligations (which triggered cross default provisions under the remaining loans), (ii) not filing a registration statement covering shares issuable under the 2006 6% Convertible Notes within the specified period, and (iii) not filing a post-effective amendment to its registration statement on Form SB-2 covering shares issuable under the Cornell Convertible Debentures within the specified period. The Company is also required to have sufficient authorized but unissued shares available to net share settle its Cornell Convertible Debentures and all of its derivative financial instruments. As of March 31, 2007, the Company, on a fully diluted basis, had 107,519,449 shares issued and potentially issuable in connection with all of its outstanding common stock convertible instruments, stock options and derivative financial instruments.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2007
(Unaudited)

At the time of the filing of the Company’s quarterly Report under Form 10-QSB for the second quarter of 2006, the Company had defaulted in its payment obligation to certain noteholders, which triggered cross-defaults under various other loan agreements. When the filing occurred, CepTor did not list the various cross-defaults, make disclosures related thereto, or bring current its obligations to its noteholders on the Company’s balance sheet. All such defaults, disclosures and accounting adjustments were properly made by the Company in connection with the filing of its Form 10-QSB for the third quarter of 2006, but CepTor has since concluded that these debt obligations should have been classified as current liabilities and disclosures should have been made in the Form 10-QSB filed for the quarter ended June 30, 2006..   Therefore, the Company intends to file an amended Form 10-QSB for the quarter ended June 30, 2006.

Convertible Promissory Notes

Pursuant to an offer dated October 22, 2004 as amended November 15, 2004, made to the holders of certain convertible notes, the Company issued $901,728 of convertible notes due December 8, 2005 in exchange for convertible notes in the principal amount of $825,000 plus accrued interest of $76,728 (the ‘‘December 2004 Convertible Notes’’).

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

On December 9, 2005, the Company amended a portion of the Amended December 2004 Convertible Notes that was payable to Harbor Trust dated December 9, 2004, in the principal amount of $452,991 by reducing the conversion price to $0.375 from $0.75 per share (the ‘‘Amended December 2005 Harbor Note’’). The effect of this modification was insignificant since approximately 50% of the note was converted in December 2005 and the remainder was converted in January 2006. The Amended December 2005 Harbor Note bears interest at the rate of 10% per year through December 8, 2005 and 12% per year thereafter. The Amended December 2005 Harbor Note was fully converted on January 27, 2006.

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

As of March 31, 2007, the principal amount of $448,736 remains outstanding under the December 2004 Convertible Note.

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

The fair value of the conversion option was to $110,937 at March 31, 2007.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2007
(Unaudited)

There has not been an agreement on amended terms and no assurance the Company will reach agreement with the note holder. The terms of the 2005 Harbor Note do not provide for penalties or other payments upon default, and accordingly, the Company has not accrued any as of March 31, 2007.

As of March 31, 2007, the principal amount of $250,000 remains outstanding under the 2005 Harbor Note. The amount of discount of this note, based on the original allocation of proceeds to the carrying amount of the note and the free standing conversion option, has been fully amortized to non-cash interest expense at March 31, 2007.

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

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2007
(Unaudited)

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

Pursuant to the Assignment Agreement, the Company was obligated to file an amended registration statement to reflect the change in selling shareholders by July 10, 2006. As of March 31, 2007, the Company has not met this obligation causing it to be in default under the terms of the agreement. There has not been an agreement on amended terms and no assurance the Company will reach agreement with the note holders. The terms of the Cornell Convertible Debentures do not provide for penalties or other payments upon default, and accordingly, the Company has not accrued any as of March 31, 2007.

Pursuant to the Securities Purchase Agreement, the Company granted a security interest in all of its assets to Cornell Capital to secure its obligations under the Cornell Convertible Debentures, which security interest will be transferred to the Assignees pursuant to the Assignment Agreement.

As of March 31, 2007, $1,700,000 of principal of the Cornell Convertible Debentures remains outstanding. The conversion option featured in these Debentures is being accounted for as a free standing derivative financial instrument in accordance with SFAS 133 and EITF 00-19. The fair value of the conversion option amounted to $875,494 at March 31, 2007. The amount of the unamortized discount of these Debentures, based on the original allocation of proceeds to the carrying amount of the note and the free standing conversion option, amounts to $819,217, at March 31, 2007.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2007
(Unaudited)

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

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2007
(Unaudited)

The Company was obligated to file a registration statement by August 21, 2006 to register for resale the shares of common stock that purchasers of 2006 6% Convertible Notes may acquire upon conversion of the 2006 6% Convertible Notes or exercise of the warrants, as well as any additional shares of common stock which may be issued as part of the offering. Since the Company failed to file a registration statement for the resale of these shares by August 21, 2006, the Company is obligated to pay purchasers of the 2006 6% Convertible Notes liquidated damages in an amount equal to 2% of the principal amount of the 2006 6% Convertible Notes for each month, or portion of a month, for which the Company fails to timely file the registration statement or until the registration statement becomes effective, but in no event may the liquidated damages exceed 18% of the principal amount of the 2006 6% Convertible Notes. At March 31, 2007, the Company has accrued $642,500 as estimated liquidated damages, which represents the damages which would be due with a potential delay of ten months in the filing of its registration statement.

As a condition to their purchase of the 2006 6% Convertible Notes, purchasers agreed not to sell, transfer or otherwise dispose of any securities of the Company prior to the 150th day after June 1, 2006, except that the restrictive period applicable to shares of common stock that were acquired, or may be acquired, upon conversion of shares of Preferred Stock held by the purchaser, expired on August 20, 2006 to the extent of the total purchase price paid by the purchaser for 2006 6% Convertible Notes bears in relation to the total purchase price paid for the Preferred Stock.

The Company is obligated to pay a cash fee equal to 10% of the gross proceeds from the sale of the 2006 6% Convertible Notes for purchasers obtained through the assistance of the placement agent, a portion of which may be reallocated to other registered broker-dealers participating in the offering, and reimburse the placement agent for $15,000 of its legal expenses. The Company is obligated to issue to the placement agent, or its designee(s), at each closing, a five-year warrant to purchase such number of shares of common stock at an exercise price of $0.15 per share equal to 10% of such number of shares of common stock into which the 2006 6% Convertible Notes sold through the placement agent at such closing are convertible. In addition, the Company has agreed to reduce to $0.30 the per share exercise price of warrants to purchase shares of common stock issued to the placement agent previously, as placement agent for our Preferred Stock.

The Harbor Trust has agreed to a pledge of its 2005 Harbor Note dated December 9, 2005 issued in the name of The Harbor Trust in the principal amount of $250,000 to secure a non-recourse obligation to increase the return to purchasers of Preferred Stock to the extent required to protect investors from a loss on their investment to the extent of such collateral, measured on the earlier of May 20, 2007 or the date on which all the 2006 6% Convertible Notes offered have been sold or otherwise disposed of, including by conversion. In consideration for the agreements made by The Harbor Trust, at each closing the Company is obligated to (i) pay The Harbor Trust a yield enhancement incentive fee equal to 10% of the aggregate gross proceeds of the 2006 6% Convertible Notes receiving the benefit of such protection (the ‘‘Yield Protected Notes’’), plus (ii) issue to The Harbor Trust, for nominal consideration, five-year warrants to purchase, for the principal amount thereof, (A) 2006 6% Convertible Notes having a principal amount equal to 10% of the principal amount of the Yield Protected Notes sold in the Offering, and (B) five-year warrants to purchase a number of shares of common stock equal to 10% of the shares of common stock that purchasers of the Yield Protected Notes sold in the offering may acquire upon exercise of the warrants they received with the purchase of the Yield Protected Notes, at an exercise price of $0.30 per share. In no event will the total yield enhancement incentive fee, plus the placement agent fee, paid by the Company exceed 10% of the gross proceeds of the offering.

From June 1, 2006 through October 19, 2006 (date of last closing under the offering), the Company sold an aggregate principal amount of $3,569,444 of 2006 6% Convertible Notes. The Company issued five-year warrants to purchase an aggregate of 14,018,513 shares of common stock, at an initial exercise price of $0.30 per share to purchasers of $2,102,777 of 2006 6% Convertible Notes who had not previously purchased its Preferred Stock. The Company is obligated to issue to those purchasers of $1,466,667 of 2006 6% Convertible Notes who had previously purchased Preferred Stock, upon the conversion of their Preferred Stock, 9,191,113 additional shares of common stock and adjust the exercise price to $0.30 on warrants to purchase an aggregate of 293,333 shares of common stock received upon the purchase of the Preferred Stock. Pursuant to the terms of the 6% Notes Offering, the Company issued (i) warrants to purchase $356,944 of 2006 6% Convertible Notes at an exercise price of $356,944 and attached warrants to purchase 2,379,629 shares of common stock, and (ii) a warrant to purchase 1,401,851 shares of common stock at an exercise price of $0.30, as yield enhancement fees.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2007
(Unaudited)

Of the $2,102,777 in principal purchased by those investors who had not previously purchased the Company’s Preferred Stock, the Company recognized a debt discount of $1,545,208 at date of issuance based on an allocation of the proceeds based on relative fair values of the 2006 6% Convertible Notes, the warrants and the conversion option, as determined by the Black-Scholes option pricing model. Since the Company is required to account for its derivative financial instruments as liabilities (see Note 3), the Company recorded the full fair values of the warrants and the conversion options at date of issuance of the 2006 6% Convertible Notes of $3,161,789 and $3,019,573, respectively, as liabilities and charged non-cash interest expense. The fair value of the warrants and conversion option was estimated at the date of issuance using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 4.7% to 5.1%; expected dividend yield: 0%; expected option life: 3 years to 5 years; and volatility: 173% to 223%. The Company marks to market these derivative financial instruments at each reporting date. At March 31, 2007, the Company valued the warrants and conversion options at $2,802,418 and 1,931,672, respectively.

Of the $1,466,667 in principal purchased by those investors who had previously purchased the Company’s Preferred Stock, the Company recognized a debt discount of $1,466,667 at date of issuance based on the (i) fair values of the conversion option, (ii) the incremental increase in fair value of the additional shares of common stock to be issued upon conversion of the Preferred Stock and (iii) the change in fair value of the underlying warrants associated with the Preferred Stock due to the change in exercise price, as determined by the Black-Scholes option pricing model. Since the Company is required to account for its derivative financial instruments as liabilities (see Note 3), the Company recorded the incremental fair value of the Preferred Stock warrants and the full fair value of the conversion options at date of issuance of the 2006 6% Convertible Notes of $18,148 and $2,026,398, respectively, as liabilities and charged the excess to non-cash interest expense. The fair value of these derivatives was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 4.7% to 5.1%; expected dividend yield: 0%; expected option life: 3 years to 5 years; and volatility: 173% to 223%. The Company marks to market these derivative financial instruments at each reporting date. In addition, the Company charged non-cash interest expense and credited equity for the incremental increase in fair value of the additional shares of common stock issuable upon conversion of the Preferred Stock. At March 31, 2007, the Company's authorized common stock was not sufficient to accommodate the exercise of warrants or conversion privileges of outstanding convertible debts if exercised.

ADJUSTMENTS TO OUTSTANDING CONVERTIBLE SECURITIES AND OTHER RIGHTS TO PURCHASE COMMON STOCK RESULTING FROM 2006 6% CONVERTIBLE NOTES OFFERING

Pursuant to the terms of the 2006 6% Convertible Note offering, the conversion prices on certain convertible securities were adjusted to the conversion price of the 2006 6% Convertible Notes.

The Amended December 2004 Convertible Note and the 2005 Harbor Note in the principal amount of $448,736 and $250,000, respectively and with adjusted conversion prices of $0.75 per share and $0.375 per share, respectively, had their conversion prices adjusted to $0.15 per share. As a result of this adjustment, the Company anticipates that it will issue an additional 2,937,220 and 1,063,616 shares, respectively, calculated as of March 31, 2007.

The Company evaluated the revision in the remaining Amended December 2004 Convertible Note to determine whether the reduction in the conversion price resulted in the issuance of a substantially different debt instrument. The Company determined that after giving effect to the substantial increase in the fair value of the beneficial conversion feature that resulted from reducing the conversion price, it had issued a substantially different debt instrument which resulted in a constructive extinguishment of the original debt instrument. Accordingly, the Company recorded a gain on the extinguishment of debt in the amounts of $387,362 for the Amended December 2005 Convertible Note that was included in the statement of operations for the year ended December 31, 2006.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2007
(Unaudited)

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

NOTE 9 - EQUITY TRANSACTIONS

During the three-month period ended March 31, 2007, the Company issued the following equity securities.

Common Stock Issued Upon Conversion of Series A Preferred Stock

During the three-month period ended March 31, 2007, the Company issued 50,000 shares of common stock upon conversion of 5 shares of its Preferred Stock.

Insufficient Authorized but Unissued Shares of Common Stock

On May 9, 2006, the Board of Directors authorized an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of capital stock from 120,000,000 shares to 270,000,000 shares, of which 250,000,000 shares would be designated as common stock and 20,000,000 shares would be designated as Preferred Stock. The proposed amendment has yet to be considered or approved by the stockholders. Accordingly, the Company has not satisfied its obligations in the agreements relating to those securities, and is in default of its obligations under those agreements (see note 8). As a result, the holders of those securities may accelerate payment of the Company's obligations, obtain liquidated damages under certain of those agreements and pursue other legal remedies against the Company that would have a material adverse affect on the Company's ability to remain in existence.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2007
(Unaudited)

NOTE 10- STOCK BASED COMPENSATION

The Company, since its inception, has granted non-qualified stock options to various employees and non-employees at the discretion of the Board of Directors under its 2004 Incentive Stock Plan and its 2006 Incentive Stock Plan (the "Plans"). Both Plans have substantially the same terms. Substantially all options granted to date have exercise prices equal to the fair value of the underlying common stock at the date of grant and terms ranging from three to ten years. Vesting periods range from fully vested at the date of grant to four years.

The fair value of all awards is estimated at the date of grant using the Black-Scholes option pricing model. Assumptions relating to the estimated fair value of stock options that the Company granted prior to January 1, 2006 that were previously accounted for and recorded under the intrinsic value method prescribed under APB 25 are described in Note 3. Pursuant to SFAS 123R, the Company recognized expense on the statement of operations of $70 for the fair value of those stock options granted prior to January 1, 2006 and which vested during the three- month periods ended March 31, 2007.

During March 2006, the Company granted stock options to acquire an aggregate of 1,514,206 shares of common stock to three consultants. The option agreements for two of the consultants contained anti-dilution protection of the exercise price and the number of shares issuable upon conversion in the event the Company issued common stock at a price less then the exercise price contained in their option. Each option was exercisable at a price of $0.359 per share for a period of up to five years from issuance. All of these options were fully vested and non forfeitable on their date of issuance. The Company charged the estimated fair value of $579,591 to compensation expense during the nine-month period ended September 30, 2006 with respect to these options. Assumptions relating to the estimated fair value of these stock options (as determined by the Black-Scholes option pricing model), which the Company accounted for in accordance with SFAS 123I and EITF 96-18, are as follows: risk-free interest rate of 4.7%; expected dividend yield zero percent; expected option life of 5 years; and current volatility of 129.6%.

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
During the three months ended March 31, 2007, options previously granted to certain former members of the Company’s Board of Directors were forfeited. A total of 16,000 options previously granted to now terminated Board members was forfeited during the 1st quarter 2007.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
March 31, 2007
(Unaudited)

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

A summary of option activity for the three-month period ended March 31, 2007 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2007	1,878,834	$1.06	3.67
Granted	-	$-	-
Exercised	-	$-	-
Forfeited or expired	16,000	$4.84	8.12
Outstanding at March 31, 2007	1,862,834	$1.11	3.77	$-
Exercisable at March 31, 2007	1,838,834	$0.50	4.0	$-

As of March 31, 2007, the Company has $2,240 of unrecognized compensation cost related to non-vested share-based compensation arrangements, which represents the fair value of stock options that the Company accounted for under APB 25 through December 31, 2005. These costs are expected to be recognized over a weighted-average period of 2.5 years.

Item 2.	Management's Discussion and Analysis or Plan of Operation.

Overview

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

The Myodur™ and Neurodur™ technologies have historically represented substantially all of the focus of the Company, and those technologies have been pledged to certain secured creditors under a credit facility entered into by the Company in late 2005. Based on the currently realizable value of our early stage technologies, we do not believe that the liquidation of those assets would generate more than the amount of the debt which is secured by these technologies. However, rather than merely sell off the assets and terminate all operations, file a bankruptcy petition or consent to the foreclosure of the assets by the secured creditors, we have instead been focusing on a two-part strategy, in cooperation with the existing secured creditors, whereby (i) our existing technologies will be divested from the corporation pursuant to a transaction that will allow CepTor to retain significant upside should the technologies ultimately fulfill their promise as marketable and commercially viable products, and (ii) a new technology will be acquired by the Company around which we could restructure our affairs. Any such transaction would have to have the full support of the existing secured creditors, as they have a priority position with respect to all of CepTor’s current assets.

With respect to seeking to identify the best transaction related to the existing CepTor technologies, our goal has been to find a transaction which will allow the research and development efforts to continue despite the absence of immediately available funds, and will give CepTor meaningful financial upside should the technologies progress and ultimately achieve commercialization. After considering a number of potential transactions, including straight licensing arrangements that would have resulted in CepTor licensing the technologies to a large corporation in exchange for a limited future royalty, management has concluded that the best available opportunity, and the one most likely to result in the advancement of the technologies on terms fair to CepTor, would be a transaction with the original founding scientists, Dr. Alfred Stracher and Dr. Leo Kesner (the “Founding Scientists”).

On March 29, 2007, we executed a term sheet (which is subject to Board and secured creditor approval, which is expected to occur shortly) with the Founding Scientists, pursuant to which our Myodur™ and Neurodur™ technologies will be assigned to a new corporation controlled by them (“Newco”), and these scientists will dedicate their efforts to the continued research and development activities for these products, with the initial goal of getting the FDA process back on track. CepTor will retain a substantial minority interest in Newco, as well as a substantial gross royalty on any product sales should their efforts prove successful. CepTor will have no direct role in the management of Newco and no obligation to fund its activities. We expect the transaction with the Founding Scientists will be filed and consummated prior to the end of the second quarter 2007.

Upon consummation of the transaction with the Founding Scientists, CepTor will have no remaining material valuable assets. To return to economic viability, CepTor has been focusing its attentions and efforts toward identifying a transaction which, if consummated, will result in a new technology being acquired by CepTor which has better prospects for attracting investment and more quickly achieving commercial viability. We are continuing our discussions and negotiations with a private biotech company concerning a transaction which, if consummated, would result in CepTor acquiring, continuing to develop and seeking to commercialize a new technology platform. Details regarding that potential transaction will be reported if and when the final terms of a transaction are mutually agreed to. Should our efforts regarding the transaction currently being negotiated fail to be successfully concluded, we will continue to seek an alternative transaction that will result in our acquiring a new technology around which to restructure our affairs.

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

Capital Resources and Cash Requirements

The Company has had difficulty securing the necessary capital to execute its business plan and has not been able to remain current with respect to the payment terms of its operating obligations including its trade payables which aggregated approximately $4 million at March 31, 2007. As described in note 8 to the financial statements, included in the Form 10-QSB, as Part One, Item 1, the Company is in default of substantially all of its convertible note obligations, which amount to approximately $6 million in aggregate principal. These defaults occurred principally as a result of (i) the Company's failure to make the required payments of principal and interest under certain of these obligations (which triggered cross default provisions under the remaining note obligations), (ii)its failure to file a registration statement pursuant to the 2006 6% Convertible Notes within a specified period, and (iii) its failure to file a post-effective amendment to its registration statement on Form SB-2 covering shares issuable under the Cornell Convertible Debentures within a specified period. The Company is also required to have sufficient authorized but unissued shares available to net share settle its Cornell Convertible Debentures and all of its derivative financial instruments.

The Company has exhausted all of its capital resources, terminated all of its employees and is currently unable , and does not believe it is likely in the future be able, to pursue further development of its product candidates. The Company pursued this course of action as a result of having been informed by the Food and Drug Administration (FDA) that its Investigational New Drug Application (IND) remains on hold pending the resolution of several remaining issues. Additional internal research is required to fully resolve the FDA issues and complete the Company’s own internal research program. The Company lacks the funding that is necessary to resolve these issues and is currently unable to secure financing commitments for this purpose. With no other financial resources available to it, the Company had no choice but to cease all efforts related to the research and development of its compounds, terminate all of its employees, and close down its corporate offices in Maryland. At present, CepTor is maintaining its operations as a “virtual” office operated out of New York City and has one part-time employee, Howard Becker, the Company’s newly appointed CEO.

During the three months ended March 31, 2007, we funded our operations through unsecured advances of $102,000.

Primarily as the result of recording interest expense of $1,620,896 (including non-cash interest expense of $1,510,922), offset by the non-cash gain associated with the decrease in the fair values of its derivative financial instruments of $1,475,923, we recorded a net loss for the three-month period ended March 31, 2007 of $362,974. Non-cash interest expense consisted primarily of the excess fair values of its derivative securities included in its financing transactions and amortization of deferred financing costs of those financing transactions. We used net cash flows in its operating activities of $87,710 during the three-month period ended March 31, 2007. Our working capital deficiency amounted to $14,665,634 and our development stage accumulated deficit amounted to $ 46,441,048 at March 31, 2007. The Company will require substantial additional funding to develop any newly acquired technology and fund ongoing costs of its operations.

At March 31, 2007, the Company had $6,416,180 in principal amount of notes outstanding, of which approximately $6 million were convertible notes and the balance represent unsecured demand notes. The December 2004 Convertible Note in the principal amount of $448,736, was due July 3, 2006. There has not been an agreement on amended terms and no assurance that the Company will reach agreement with the note holder on amended terms. The terms of the December 2004 Convertible Note do not provide for penalties or other payments upon default, and accordingly, the Company has not accrued a penalty as of March 31, 2007. Of the remaining debt, (i) $250,000 in principal plus accrued interest was due on December 9, 2006, (ii) $3,569,444 in principal representing 2006 6% Convertible Notes mature during the period June 2007 through October 2007, (iii) the Cornell Convertible Debentures of $1,700,000 mature in December 2008, and (iv) $448,000 represent unsecured advances that accrue at an annual interest rate of between 6% and 8%. Currently, the Company is in default of substantially all of its obligations to its convertible noteholders and such noteholders currently have the right to demand immediate payment of these loans. At present, the Company does not have, and has no immediate prospect of obtaining, the available cash to repay these obligations. The note holders holding $1,700,000 in principal have a security interest in all the assets of the Company.

Default of Various Obligations

The Company has been unsuccessful in its efforts to raise the necessary capital to fully execute its business plan and has not been able to remain current with respect to the payment terms of any of its operating obligations including its trade payables which aggregated approximately $4 million at March 31, 2007. In addition, as described in Note 8, the Company is in default of substantially all of its convertible note obligations, which amount to approximately $6,000,000 in aggregate principal amount. These defaults occurred principally as a result of (i) the Company's failure to make the required payments of principal and interest under certain of these obligations (which triggered cross default provisions under the remaining note obligations), (ii)its failure to file a registration statement pursuant to the 2006 6% Convertible Notes within a specified period, and (iii) its failure to file a post-effective amendment to its registration statement on Form SB-2 covering shares issuable under the Cornell Convertible Debentures within a specified period. The Company is also required to, but currently does not, have sufficient authorized but unissued shares available to settle its Convertible Debentures and all of its derivative and other financial instruments.

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

Research, Development and Manufacturing

Historically, our efforts and resources were directed to raising capital and moving our lead product into phase I clinical trials for Duchenne muscular dystrophy. Based on the decision by management to terminate all efforts with respect to the Company’s existing products and to transfer those technologies to a private company controlled by the Founding Scientists, the Company did not engage in any research, development or manufacturing activity during the three months ended March 31, 2007. Any ongoing research, development and manufacturing activity will depend on whether the Company is successful in identifying a new technology around which to restructure its affairs and, if so, the nature of the acquired product or technology platform.

Off Balance Sheet Arrangements

Currently, we do not have any off balance sheet arrangements which would require disclosure in our financial statements.

Employees

As of March 31, 2007, we had one part-time employee.

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

Disclosure Controls and Internal Controls

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that our transactions are properly authorized, recorded, and reported and our assets are safeguarded against unauthorized or improper use, and to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Our company is not an "accelerated filer" (as defined in the Exchange Act) and is not currently required to deliver management's report on control over our financial reporting until our fiscal year ended December 31, 2008. Nevertheless, we consider the effectiveness of our internal controls over financial reporting as part of the quarterly evaluations of our procedures. In connection therewith, we reported, for the years ended December 31, 2005 and 2006, that we identified certain matters that we believed constituted material weaknesses (as such term is defined under the Public Company Accounting Oversight Board Auditing Standard No. 2) in our internal controls over financial reporting. The first such material weakness related to our ability to ensure that the accounting for our equity-based transactions is accurate and complete and the second related to our limited segregation of duties.

With respect to the first material weakness, we previously adopted a policy of having our Chief Financial Officer review all of our agreements to ensure that we identify the applicable accounting treatments to evaluate any areas that may involve the application of highly specialized accounting principles including, but not necessarily limited to, complex equity transactions. At the present time, given our current status as a “virtual” company, we are not considering any complex equity transactions that implicate our ability to ensure proper accounting of equity transactions. If the Company succeeds in restructuring its affairs and involves itself in potentially complicated equity or other transactions that implicate accounting treatment of such transactions, we intend to put in place appropriate policies to ensure any such transactions are properly accounted for in a timely manner.

With respect to the second material weakness, which relates to our segregation of duties, we have re-evaluated our procedures and believe that due to the fact hat we now have only one employee, that our risks of either material misstatement or misappropriation of assets is minimal. In addition, until the suspension of our research programs and the winddown of our Baltimore office as of March 31, 2007, substantially all of our general and administrative expenses and scientific research expenditures were reviewed and approved by employees who are knowledgeable of those matters. To date our procedures have also enabled us to comply with our financial reporting obligations within the time frames required by the SEC. Although we believe our risks with respect to this matter are minimal, we acknowledge that it would be beneficial for the Company to segregate certain procedures to a greater number of employees, once such additional employees are hired pending execution of our new business plan. We believe that our limited segregation of duties still constitutes a material deficiency in our system. However, we currently have very limited financial resources and do not believe that at this time, it would be prudent for us to further constrain our liquidity by allocating resources to hiring additional employees as a corrective measure. We believe that the costs we would incur to increase our staff (solely for this purpose) exceed the potential reduction in risk, especially given our current circumstances. Our CEO is monitoring this situation to determine if these circumstances change. If the situation changes and sufficient capital is secured, it is our intention to increase staffing within our general accounting and financial functions.

As a result of our currently having only one employee who is responsible for all financial reporting, there has been a change in our internal controls over financial reporting that reflect that fact.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

As of the date hereof, the Company is in default in its payment obligations under (i) the December 2004 Convertible Note which was due on July 3, 2006 in the principal amount plus accrued interest of $564,006, (ii) the 2005 Convertible Debentures and the 2006 6% Convertible Notes (which each contain cross default provisions), as a result of the December 2004 Convertible Note default, in the principal amounts plus accrued interest of $1,883,656 and $3,722,228, respectively. In addition, the Company is in default under the 2005 Convertible Debentures for failure to file a post-effective amendment to its registration statement on Form SB-2 by July 10, 2006 as required by the 2005 Convertible Debentures. The Company is also in default under the 2006 6% Convertible Notes for failure to file a registration statement within the 20-day grace period after the August 21, 2006 filing deadline.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Transfer of Technologies to New Entity to be Controlled by Founding Scientists

On March 29, 2007, we executed a term sheet, subject to Board and secured creditor approval, which is expected to occur shortly with Drs. Stracher and Kesner, the original founding scientists of the CepTor technologies, pursuant to which our Myodur™ and Neurodur™ technologies will be assigned to a new private entity (“Newco”) that will initially be owned 55% by Drs. Stracher and Kesner and 45% by CepTor. Drs. Stracher and Kesner will resume the research and development activities for these products, with the goal of getting the FDA process back on track, and initially intend to seek public and private grants to fund their efforts. CepTor will cooperate in efforts to attract outside funding, but will have no direct role in the management of Newco, nor will it be under any obligation to fund Newco’s operations. Other principal terms of the transaction include retention by CepTor of a gross royalty of 8% on all revenues generated by the new entity and a release by the founding scientists of substantial claims against the company related to their consulting agreements with the company. Pursuant to the transaction with Drs. Stracher and Kesner, CepTor’s 45% interest may be further reduced as a result of dilution caused by new investment in the subsidiary, or by transfers of a portion of its interest to creditors or other interested parties. The Company’s existing secured creditors, who collectively have a security interest in all of the Company’s assets, will retain a security interest in the shares of stock held by CepTor in Newco. Should the new corporation succeed in its efforts to advance the technologies, CepTor will benefit through its significant equity stake and, should the projects prove commercially viable, through its gross royalty on eventual product sales.

Change in Accountants

On February 1, 2007, the Board of Directors of the Company approved, subject to execution of a definitive engagement letter, the retention of Bernstein & Pinchuk, LLP, certified public accountants (the “Accountant”) to serve as its independent registered public accounting firm. The Accountant replaces Marcum & Kliegman LLP (“M&K”), which was dismissed by the Company, upon the approval of its Board of Directors, as its independent registered public accounting firm as of February 1, 2007.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the ``Exchange Act''). To the extent that any statements made in this Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as "expects," "plans" "will," "may," "anticipates," believes," "should," "intends," "estimates," and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to consummate our pending transaction with Drs. Stracher and Kesner related to the transfer of our existing technologies to Newco, Newco’s ability to progress with the development and commercialization of the products, our ability to finalize and close on a transaction for a new technology, and our ability to raise capital to finance the development of any newly acquired technologies, the effectiveness, profitability and the marketability of those technologies, our ability to protect our proprietary information, general economic and business conditions, the impact of technological developments and competition, including our expectations and estimates concerning future financial performance and financing plans, adverse results of any legal proceedings, the impact of current, pending or future legislation and regulation on the healthcare industry, our ability to satisfy government and commercial customers using our technology, our ability to develop manufacturing capabilities or the inability to enter into acceptable relationships with one or more contract manufacturers for our products and key components and the ability of such contract manufacturers to manufacture products or components of an acceptable quality on a cost-effective basis, the volatility of our operating results and financial condition, our ability to attract or retain qualified senior management personnel, including sales and marketing and scientific personnel and other risks detailed from time to time in our filings with the SEC. We do not undertake any obligation to publicly update any forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

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
2.1
Certificate of Ownership and Merger of CepTor Corporation into CepTor Research and Development Company (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 31, 2005 (the ``January 2005 8-K''))

3.1	Amended and Restated Certificate of Incorporation, dated January 27, 2005 (incorporated herein by reference to Exhibit 3.1 to the January 2005 8-K)
3.2	Certificate of Correction to Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, dated February 10, 2005)
3.3	Amended and Restated By-laws (incorporated herein by reference to Exhibit 3.2 to the January 2005 8-K)
4.1	Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (the ``2004 10-KSB''))
4.2
CepTor Agreement, dated March 31, 2004 (the ``CepTor Agreement''), by and among William Pursley, Xechem and the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated December 9, 2004 (the ``2004 Form 8-K''))

4.3	First Amendment to CepTor Agreement effective April 23, 2004, by and among William Pursley, the Company and Xechem (incorporated herein by reference to Exhibit 4.2 to the 2004 8-K)
4.4	Second Amendment to CepTor Agreement, dated December 9, 2004, by and among William Pursley, the Company and Xechem (incorporated by reference to Exhibit 4.3 to the 2004 8-K)
4.5	Form of Unit Warrant (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form SB-2 as filed with the SEC on February 11, 2005 (the ``Form SB-2''))
4.6	Form of Amended and Restated Convertible Promissory Note (incorporated herein by reference to Exhibit 4.7 to the 2004 10-KSB)
4.7	Form of Subscription Agreement (incorporated herein by reference to Exhibit 4.6 to the Form SB-2)
4.8
Securities Purchase Agreement, dated June 17, 2005 by and between the Company, Xechem and William Pursley (incorporated herein by reference to Exhibit 99.01 to the Company's Current Report on Form 8-K filed on June 20, 2005)

4.9
Common Stock Purchase Agreement, dated October 7, 2005, between the Company and Fusion Capital Fund II, LLC (``Fusion'') (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed October 11, 2005 (the ``October 2005 8-K''))

4.10	Registration Rights Agreement, dated October 7, 2005, between the Company and Fusion (incorporated herein by reference to Exhibit 4.2 to the October 2005 8-K)
4.11	Common Stock Warrant with Fusion, dated October 7, 2005 (incorporated by reference herein to Exhibit 4.1 to the October 2005 8-K)

Exhibit Number	Description
4.12
Agreement between the Company and Brown Advisory Securities, LLC, dated May 20, 2005 (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2 as filed with the SEC on October 17, 2005 (the ``October 2005 SB-2''))

4.13
Secured Convertible Debenture, dated December 9, 2005, issued by the Company to Cornell Capital (incorporated herein by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed December 15, 2005 (``December 2005 8-K''))

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
4.18
Secured Convertible Debenture, dated December 28, 2005, issued by the Company to Cornell Capital (incorporated herein by reference to Exhibit 4.10 to the Company's Registration Statement on Form SB-2, dated December 29, 2005 (``December 2005 SB-2''))

4.19
Non-Qualified Option Certificate and Addendum thereto, dated March 3, 2006, to Little Gem Life Sciences Fund, LLC (incorporated herein by reference to Exhibit 4.18 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 (``2005 10-KSB''))

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
4.32
Securities Purchase Agreement, dated August 14, 2006, by and between the Company and the signatories thereto (incorporated herein by reference to Exhibit 4.32 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 (``June 30, 2006 10-QSB''))

10.1	Employment Agreement, dated March 31, 2004, by and between William H. Pursley and the Company (incorporated herein by reference to Exhibit 10.1 to the Form SB-2)
10.2	Founders' Plan (incorporated herein by reference to Exhibit 10.5 to the Form SB-2)
10.3	2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.6 to the Form SB-2)
10.4	Deferred Stock Plan for Non-Employee Directors under the 2004 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the 2004 10-KSB)
10.5	2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.7 to the 2005 10-KSB)
10.6	Sublease Agreement, dated March 4, 2004, by and between the Company and Millennium Inorganic Chemicals, Inc. (incorporated herein by reference to Exhibit 10.7 to the Form SB-2)
10.7	Exclusive License Agreement, dated September 15, 2004, between the Company and JCR Pharmaceuticals Company, Ltd. (incorporated herein by reference to Exhibit 10.8 to the Form SB-2)
10.8	Indemnification Agreement, dated October 6, 2005, by and between William H. Pursley and the Company (incorporated herein by reference to Exhibit 10.9 to the October 2005 SB-2)
10.9	Securities Purchase Agreement, dated December 9, 2005, between the Company and Cornell Capital (incorporated herein by reference to Exhibit 10.1 to the December 2005 8-K)
10.10	Side Letter, dated December 9, 2005, between the Company and Cornell Capital (incorporated herein by reference to Exhibit 10.2 to the December 2005 8-K)
10.11	Investor Registration Rights Agreement, dated December 9, 2005, between the Company and Cornell Capital (incorporated herein by reference to Exhibit 10.3 to the December 2005 8-K)
10.12	Security Agreement, dated December 9, 2005, between the Company and Cornell Capital (incorporated herein by reference to Exhibit 10.4 to the December 2005 8-K)

Exhibit Number		Description
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

10.15		Term Sheet, dated May 3, 2006, by and between the Company and Margie Chassman (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed May 9, 2006)
31	.1*	Section 302 Certification of Principal Executive Officer and Principal Financial Officer
32	.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEPTOR CORPORATION

Date: May 16, 2007	By:	/s/ Howard Becker
Howard Becker
Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)