Form 10QSB
period 2007-06-30
CepTor CORP
filed 2007-08-14
CIK 1231472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

As of August 02, 2007, there were 15,550,069 shares of the issuer's common equity outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements

CepTor Corporation
(A Development Stage Company)
Balance Sheet
(Unaudited)

June 30,
2007
Assets
Current assets

Cash and cash equivalents	$22,249
Prepaid services and other current assets (note 5)	604

Total current assets	22,853

Deferred financing costs (note 6)	242,098

Total assets	$264,951

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$4,001,884
Accrued liabilities	1,423,682
Convertible notes, net of discounts $1,031,980 (note 8)	4,936,200
Unsecured advances	563,000
Warrant liability (note 4)	1,324,150
Conversion option liability (note 4)	700,650

Total current liabilities	12,949,565

Commitments and Contingencies	-

Stockholders' deficit
Preferred stock, $0.0001 par value, authorized 20,000,000 shares, issued
and outstanding 216.4 shares of Series A Convertible	5,410,000
Common stock, $0.0001 par value; 100,000,000 shares authorized;
15,550,069 shares issued and outstanding at June 30, 2007 (note 9)	1,555
Additional paid-in capital	27,044,958
Deficit Accumulated during the Development Stage	(45,141,127)
Total stockholder's deficit	(12,684,614)

Total liabilities and stockholders' deficit	$264,951

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CepTor Corporation
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Cumulative from
	For the Three	For the Three	For the Six	For the Six	Inception
	Months Ended	Months Ended	Months Ended	Months Ended	(August 11, 1986)
	June 30,	June 30,	June 30,	June 30,	to June 30,
	2007	2006	2007	2006	2007
		(Restated)		(Restated)
Revenue:
Other income	$-	$-	$-	$-	$75,349

Operating (income) expenses:
Impairment of fixed assets	-	-	35,562	-	71,124
Research and development	-	472,027	-	1,043,752	14,165,974
In-process research and development	-	-	-	-	5,034,309
General and administrative expenses	162,269	497,239	344,708	1,756,753	12,890,317
Gain on extinguishment of debt	-	(387,362)	-	(387,362)	(698,643)
Change in fair value of derivative financial instruments	(2,709,289)	311,147	(4,185,212)	(2,326,585)	(15,106,997)
Interest (income) expense, net	1,247,099	4,817,154	2,867,995	5,294,640	20,034,336

Total operating (income) expenses	(1,299,921)	5,710,205	(936,947)	5,381,198	(36,390,420)

Net income (loss)	$1,299,921	$(5,710,205)	$936,947	$(5,381,198)	$(36,315,071)

Preferred dividends	$-	$-	$-	$-	$(10,100,616)

Net income (loss) available to common shareholders	$1,299,921	$(5,710,205)	$936,947	$(5,381,198)	$(46,415,687)

Net loss per share - basic	$0.08	$(0.38)	$0.06	$(0.39)

Net loss per share - fully diluted	$0.05	$(0.38)	$0.03	$(0.39)

Weighted average shares outstanding - basic	15,500,069	14,855,983	15,500,069	13,785,982

Weighted average shares outstanding - diluted	26,855,182	14,855,983	29,905,206	13,785,982

Comprehensive income (loss) is equivalent to net income (loss) for all periods presented.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CepTor Corporation
(A Development Stage Company)
Statements of Changes in Stockholders' (Deficiency) Equity
(Unaudited)

	Preferred Stock		Common Stock			Deferred	Additional	Treasury Stock		Accumulated Deficit During the	Total Stockholders'
	Shares	Amount	Shares	Amount	Subscription Receivable	Compen- sation	Paid-in Capital	Shares	Amount	Development Stage	(Deficiency) Equity

Balance, August 11, 1986 and December 31, 1986	-	$-	-	$-	$-	$-	$-	-	$-	$-	$-

Issuance of common stock for cash ($0.0012)	-	-	840,818	84	-	-	916	-	-	-	1,000
Balance, December 31, 1987	-	$-	840,818	$84	$-	$-	$916	-	$-	$-	$1,000

Balance, December 31, 1988	-	$-	840,818	$84	$-	$-	$916	-	$-	$-	$1,000

Balance, December 31, 1989	-	$-	840,818	$84	$-	$-	$916	-	-	$-	$1,000

Balance, December 31, 1990	-	$-	840,818	$84	$-	$-	$916	-	$-	$-	$1,000

Balance, December 31, 1991	-	$-	840,818	$84	$-	$-	$916	-	$-	$-	$1,000

Net loss	-	-	-	-	-	-	-	-	-	(8,006)	(8,006)
Balance, December 31, 1992	-	$-	840,818	$84	$-	$-	$916	-	$-	$(8,006)	$(7,006)

Net loss	-	-	-	-	-	-	-	-	-	(1,169)	(1,169)
Convertible notes	-	-	176,572	18	-	-	3	-	-	-	21
Issuance of common stock in exchange for services rendered ($ 0.0142)	-	-	176,572	18	-	-	2,482	-	-	-	2,500
Balance, December 31, 1993	-	$-	1,193,962	$120	$-	$-	$3,401	-	$-	$(9,175)	$(5,654)

Net income	-	-	-	-	-	-	-	-	-	10,222	10,222
Distribution to stockholders	-	-	-	-	-	-	-	-	-	(4,260)	(4,260)
Balance, December 31, 1994	-	$-	1,193,962	$120	$-	$-	$3,401	-	$-	$(3,213)	$308

Net loss	-	-	-	-	-	-	-	-	-	(1,342)	(1,342)
Balance, December 31, 1995	-	$-	1,193,962	$120	$-	$-	$3,401	-	$-	$(4,555)	$(1,034)

Net loss	-	-	-	-	-	-	-	-	-	(8,727)	(8,727)
Balance, December 31, 1996	-	$-	1,193,962	$120	$-	$-	$3,401	-	$-	$(13,282)	$(9,761)

Net loss	-	-	-	-	-	-	-	-	-	(3,975)	(3,975)
Issued pursuant to acquisition ($3.3501)	-	-	59,700	6	-	-	199,994	-	-	-	200,000
Issuance of common stock for cash ($3.3501)	-	-	29,850	3	-	-	99,997	-	-	-	100,000
Capital contribution by stockholder	-	-	-	-	-	-	50,000	-	-	-	50,000
Expense pursuant to grant of stock option	-	-	-	-	-	-	20,356	-	-	-	20,356
Balance, December 31, 1997	-	$-	1,283,512	$129	$-	$-	$373,748	-	$-	$(17,257)	$356,620

Net loss	-	-	-	-	-	-	-	-	-	(21,102)	(21,102)
Balance, December 31, 1998	-	$-	1,283,512	$129	$-	$-	$373,748	-	$-	$(38,359)	$335,518

Net loss	-	-	-	-	-	-	-	-	-	(25,172)	(25,172)
Balance, December 31, 1999	-	$-	1,283,512	$129	$-	$-	$373,748	-	$-	$(63,531)	$310,346

Net loss	-	-	-	-	-	-	-	-	-	(36,256)	(36,256)
Issuance of common stock for cash ($3.1409)	-	-	15,919	2	-	-	49,998	-	-	-	50,000
Balance, December 31, 2000	-	$-	1,299,431	$131	$-	$-	$423,746	-	$-	$(99,787)	$324,090

Net loss	-	-	-	-	-	-	-	-	-	(233,958)	(233,958)
Issued pursuant to funding agreement ($0.0838)	-	-	1,083,729	108	-	-	90,659	-	-	-	90,767
Balance, December 31, 2001	-	$-	2,383,160	$239	$-	$-	$514,405	-	$-	$(333,745)	$180,899

Net loss										(654,599)	(654,599)
Issued pursuant to funding agreement ($0.0838)	-	-	1,515,053	151	-	-	126,742	-	-	-	126,893
Balance, December 31, 2002	-	$-	3,898,213	$390	$-	$-	$641,147	-	$-	$(988,344)	$(346,807)

Net income	-	-	-	-	-	-	-	-	-	72,498	72,498
Balance, December 31, 2003	-	$-	3,898,213	$390	$-	$-	$641,147	-	$-	$(915,846)	$(274,309)

Acquisition by Xechem International, Inc. and application of push-down accounting	-	-	-	-	-	-	4,118,463	-	-	915,846	5,034,309
Option granted pursuant to spinoff agreement	-	-	-	-	-	-	2,082,500	-	-	-	2,082,500
Common stock subject to repurchase under put right	-	-	(401,305)	(40)	-	-	(1,637,285)	-	-	-	(1,637,325)
Common stock issued May 2004, in connection with bridge loans ($1.22)	-	-	451,597	45	-	-	549,955	-	-	-	550,000
Common stock issued May 2004, to placement agent for bridge loans ($2.50)	-	-	36,000	4	-	-	89,996	-	-	-	90,000
Common stock issued September 2004, net of offering expenses of $70,760 ($1.68)	-	-	554,413	55	-	-	929,176	-	-	-	929,231
Common stock issued December 2004 to advisors for past services ($2.50)	-	-	675,690	68	-	-	1,689,157	-	-	-	1,689,225
Reclassification in December 2004 of advances from Xechem as contribution to capital	-	-	-	-	-	-	350,310	-	-	-	350,310
Minority shareholders pursuant to recapitalization	-	-	1,850,000	185	-	-	(185)	-	-	-	-
Common stock issued December 2004 pursuant to exercise of options granted pursuant to spinoff agreement ($0.00001)	-	-	3,031,943	303	(303)	-	-	-	-	-	-
Intrinsic value of beneficial conversion feature of replacement notes	-	-	-	-	-	-	1,111,240	-	-	-	1,111,240
Common stock issued December 2004 in conversion of convertible note ($1.25)	-	-	167,610	17	-	-	209,495	-	-	-	209,512
Common stock issued December 2004 in connection with litigation settlement ($2.50)	-	-	125,000	12	-	-	312,488	-	-	-	312,500
Warrants issued in connection with litigation settlement	-	-	-	-	-	-	109,500	-	-	-	109,500
Common stock issued December 2004 pursuant to placement agent agreement ($2.50)	-	-	150,000	15	-	-	(15)	-	-	-	-
Warrants issued to nonemployees for services	-	-	-	-	-	-	396,000	-	-	-	396,000
Preferred stock and warrants issued pursuant to units sold December 2004 in a private placement ($25,000)	145	3,626,750	-	-	-	-	(822,510)	-	-	-	2,804,240

Acquisition December 2004 of treasury stock under put right ($2.50)	-	-	-	-	-	-	-	145,070	(362,675)	-	(362,675)
Deemed dividend of beneficial conversion feature of units sold in private placement	-	-	-	-	-	-	936,116	-	-	(936,116)	-
Amortization of deferred compensation	-	-	-	-	-	-	604,350	-	-	-	604,350
Net loss	-	-	-	-	-	-	-	-	-	(14,547,889)	(14,547,889)
Balance, December 31, 2004	145	$3,626,750	10,539,161	$1,054	$(303)	$-	$11,669,898	145,070	$(362,675)	$(15,484,005)	$(549,281)

Preferred stock and warrants issued pursuant to units sold on January 5, 2005 in a private placement ($25,000)	48	1,208,750	-	-	-	-	(159,359)	-	-	-	1,049,391
Deemed dividend of beneficial conversion feature of units sold January 5, 2005 in private placement	-	-	-	-	-	-	1,208,750	-	-	(1,208,750)	-
Acquisition January 5, 2005 of treasury stock under put right ($2.50)	-	-	-	-	-	-	-	48,350	(120,875)	-	(120,875)
Preferred stock and warrants issued pursuant to units sold on January 18, 2005 in a private placement ($25,000)	76	1,906,250	-	-	-	-	(252,624)	-	-	-	1,653,626
Deemed dividend of beneficial conversion feature of units sold January 18, 2005 in private placement	-	-	-	-	-	-	1,906,250	-	-	(1,906,250)	-
Acquisition January 18, 2005 of treasury stock under put right ($2.50)	-	-	-	-	-	-	-	76,250	(190,625)	-	(190,625)
Common stock issued January 2005 in connection with payment of legal fees ($3.04)	-	-	23,000	2	-	-	69,998	-	-	-	70,000
Common stock issued January 2005 pursuant to amendment of placement agent agreement ($2.50)	-	-	150,000	15	-	-	(15)	-	-	-	-
Common stock issued February 2005 to advisors for past services ($6.25)	-	-	7,500	1	-	-	46,874	-	-	-	46,875
Preferred stock and warrants issued pursuant to units sold on February 3, 2005 in a private placement ($25,000)	224	5,612,000	-	-	-	-	(851,447)	-	-	-	4,760,553
Deemed dividend of beneficial conversion feature of units sold February 3, 2005 in private placement	-	-	-	-	-	-	5,612,000	-	-	(5,612,000)	-

Acquisition February 3, 2005 of treasury stock under put right ($2.50)	-	-	-	-	-	-	-	224,480	(561,200)	-	(561,200)
Preferred stock and warrants issued pursuant to units sold on February 11, 2005 in a private placement ($25,000)	18	437,500	-	-	-	-	(256,681)	-	-	-	180,819
Deemed dividend of beneficial conversion feature of units sold February 11, 2005 in private placement	-	-	-	-	-	-	437,500	-	-	(437,500)	-
Acquisition February 11, 2005 of treasury stock under put right ($2.50)	-	-	-	-	-	-	-	17,500	(43,750)	-	(43,750)
Common stock issued February 2005 pursuant to cashless exercise of option ($3.05)	-	-	100,191	10	-	-	(10)	-	-	-	-
Common stock issued March 2005 upon conversion of preferred shares ($2.50)	(44)	(1,100,000)	440,000	44	-	-	1,099,956	-	-	-	-
Payment for common stock issued December 2004 pursuant to exercise of options granted pursuant to spinoff agreement ($0.00001)	-	-	-	-	303	-	-	-	-	-	303
Common stock issued March 2005 pursuant to exercise of warrants ($1.25)	-	-	5,000	1	-	-	6,249	-	-	-	6,250
Common stock issued April 2005 upon conversion of preferred shares ($2.50)	(15)	(375,000)	150,000	15	-	-	374,985	-	-	-	-
Common stock issued May 2005 pursuant to financing letter agreement ($3.00)	-	-	25,000	2	-	-	74,998	-	-	-	75,000
Common stock issued May 2005 upon conversion of preferred shares ($2.50)	(41)	(1,025,000)	410,000	41	-	-	1,024,959	-	-	-	-
Common stock issued June 2005 upon conversion of preferred shares ($2.50)	(29)	(725,000)	290,000	29	-	-	724,971	-	-	-	-
Capital contribution for repurchase of common stock pursuant to Stock Purchase Agreement	-	-	-	-	-	-	424,818	-	-	-	424,818
Common stock repurchased June 2005 pursuant to Stock Repurchase Agreement ($0.80)	-	-	-	-	-	-	-	2,886,563	(2,734,068)	-	(2,734,068)
Common stock issued July 2005 pursuant to Regulatory Milestone Plan ($2.70)	-	-	100,000	10	-	-	269,990	-	-	-	270,000

Common stock issued July 2005 upon conversion of preferred shares ($2.50)	(20)	(500,000)	200,000	20	-	-	499,980	-	-	-	-
Common stock issued August 2005 upon conversion of preferred shares ($2.50)	(84)	(2,087,500)	835,000	84	-	-	2,087,416	-	-	-	-
Common stock issued September 2005 upon conversion of preferred shares ($2.50)	(25)	(625,000)	250,000	25	-	-	624,975	-	-	-	-
Common stock issued September 2005 pursuant to Stock Purchase Agreement	-	-	25,000	2	-	-	(2)	-	-	-	-
Expenses incurred pursuant to entering into Stock Purchase Agreement	-	-	-	-	-	-	(89,340)	-	-	-	(89,340)
Net proceeds from October 2005 sale of common stock issued December 2004 pursuant to exercise of options granted pursuant to spinoff agreement ($0.63)	-	-	-	-	-	-	163,014	-	-	-	163,014
Common stock issued October 2005 pursuant to Stock Purchase Agreement	-	-	377,359	38	-	-	(38)	-	-	-	-
Common stock issued November 2005 upon conversion of preferred shares ($2.50)	(2)	(50,000)	20,000	2	-	-	49,998	-	-	-	-
Common stock issued December 2005 pursuant to Securities Purchase Agreement	-	-	268,817	27	-	-	37,343	-	-	-	37,370
Warrant liability established	-	-	-	-	-	-	(3,350,697)	-	-	-	(3,350,697)
Common stock issued December 2005 upon conversion of replacement notes ($0.375)	-	-	485,000	48	-	-	181,827	-	-	-	181,875
Common stock issued December 2005 upon conversion of preferred shares ($2.50)	(4)	(100,000)	40,000	4	-	-	99,996	-	-	-	-
Discount of secured convertible debenture upon fair value allocation of proceeds	-	-	-	-	-	-	250,000	-	-	-	250,000
Retirement of treasury shares	-	-	(3,398,213)	(340)	-	-	(4,012,853)	(3,398,213)	4,013,193	-	-
Reverse common stock subject to repurchase under variable shares put right at December 31, 2004	-	-	401,305	40	-	-	1,637,285	-	-	-	1,637,325
Amortization of deferred compensation	-	-	-	-	-	-	1,035,701	-	-	-	1,035,701
Net loss	-	-	-	-	-	-	-	-	-	(13,267,590)	(13,267,590)
Balance, December 31, 2005	248	$6,203,750	11,744,120	$1,174	$-	$-	$22,646,665	-	$-	$(37,916,095)	$(9,064,506)

Common stock issued January 2006 upon conversion of preferred shares ($2.50)	(10)	(250,000)	100,000	10			249,990				-
Common stock issued January 2006 upon conversion of replacement notes ($0.375)	-	-	855,267	85	-	-	320,640	-	-	-	320,725
Common stock issued February 2006 upon conversion of preferred shares ($2.50)	(7)	(175,000)	70,000	7	-	-	174,993	-	-	-	-
Common stock issued February 2006 upon conversion of 2005 Convertible Debentures ($0.5795)	-	-	86,281	9	-	-	49,991	-	-	-	50,000
Common stock issued March 2006 upon conversion of preferred shares ($2.50)	(7)	(168,750)	67,500	7	-	-	168,743	-	-	-	-
Common stock issued March 2006 upon conversion of options ($0.359)	-	-	557,102	56	-	-	199,944	-	-	-	200,000
Expenses incurred pursuant to entering into Stock Purchase Agreement	-	-	-	-	-	-	(38,181)	-	-	-	(38,181)
Common stock issued March 2006 upon conversion of 2005 Convertible Debentures ($0.3373)	-	-	148,236	15	-	-	49,985	-	-	-	50,000
Common stock issued April 2006 upon conversion of 2005 Convertible Debentures ($0.1985)	-	-	755,735	76	-	-	149,924	-	-	-	150,000
Common stock issued May 2006 upon conversion of preferred shares ($2.50)	(3)	(75,000)	30,000	3	-	-	74,997	-	-	-	-
Common stock issued May 2006 upon conversion of 2005 Convertible Debentures ($0.1616)	-	-	309,598	31	-	-	49,969	-	-	-	50,000
Common stock issued May 2006 pursuant to anti-dilution provisions	-	-	776,230	77	-	-	155,169	-	-	-	155,246
Incremental fair value of additional common stock issuable upon conversion of preferred shares	-	-	-	-	-	-	1,936,377	-	-	-	1,936,377
Amortization of deferred compensation	-	-	-	-	-	-	730,617	-	-	-	730,617
Net icome (loss)	-	-	-	-	-	-	-	-	-	(8,161,979)	(8,161,979)
Balance, December 31, 2006	221	$5,535,000	15,500,069	$1,550	$-	$-	$26,919,823	-	$-	$(46,078,074)	$(13,621,701)

Common shares issued January 2007 upon conversion of preferred shares ($2.50)	(5)	(125,000)	50,000	5	-	-	124,995	-	-	-	-
Value of options granted to board member	-	-	-	-	-	-	70	-	-	-	70
Net income (loss)	-	-	-	-	-	-	-	-	-	(362,974)	(362,974)
Balance March 31, 2007	216	5,410,000	15,550,069	1,555	-	-	27,044,888	-	-	(46,441,048)	(13,984,605)

Value of options granted to board member	-	-	-	-	-	-	70	-	-	-	70
Net income (loss)	-	-	-	-	-	-	-	-	-	1,299,921	1,299,921
Balance June 30, 2007	216	$5,410,000	15,550,069	$1,555	$-	$-	$27,044,958	-	$-	$(45,141,127)	$(12,684,615)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CepTor Corporation (A Development Stage Company) Statement of Cash Flows (Unaudited)
	For the Six	For the Six	Cumulative
	Months Ended	Months Ended	from Inception
	June 30,	June 30,	(August 11, 1986) to
	2007	2006	June 30, 2007
		(Restated)

Cash flows from operating activities:
Net income (loss)	$936,947	$(5,381,198)	$(35,952,097)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	-	9,535	50,559
Write-off in-process research and development	-	-	5,034,309
Charge for stock option issued pursuant to spin-off agreement	-	-	2,082,500
Stock based compensation to employees and directors	-	75,466	267,802
Stock-based compensation to non-employees	-	579,591	4,802,822
Stock-based component of payment of legal fees	-	-	70,000
Stock-based component of litigation settlement	-	-	422,000
Amortization of deferred compensation	140	-	140
Gain on extinguishment of debt	-	(387,362)	(698,643)
Impairment of fixed assets	36,362	-	36,362
Change in fair vale of derivative securities	(4,185,212)	(2,326,585)	(13,631,074)
Non-cash interest expense	2,651,801	5,170,999	17,780,209
Changes in operating assets and liabilities:
Prepaid services and other assets	12,292	101,240	(605)
Other assets	-	-	-
Accounts payable and accrued expenses	340,604	6,832	4,856,331

Net cash used in operating activities	(207,066)	(2,151,482)	(14,879,385)

Cash flows from investing activities:
Acquisition of property and equipment	-	-	(86,921)

Net cash used in investing activities	-	-	(86,921)

Cash flows from financing activities:
Proceeds from issuances of common stock	-	200,000	1,499,819
Net proceeds from issuances of preferred stock	-	-	10,448,629
Acquisition of treasury stock under put right	-	-	(1,279,125)
Acquisition of treasury stock under purchase agreement	-	-	(2,309,250)
Distribution to shareholders	-	-	(4,260)
Capital contributed by Xechem International, Inc.	-	-	350,310
Proceeds from issuance of debt	217,000	1,876,000	7,757,444
Debt issuance costs	-	(355,949)	(1,125,012)
Principal payments on bridge loans	-	-	(350,000)

Net cash provided by financing activities	217,000	1,720,051	14,988,555

Net increase (decrease) in cash and cash equivalents	9,934	(431,431)	22,249

Cash and cash equivalents at beginning of period	12,315	434,277	-

Cash and cash equivalents at end of period	$22,249	$2,846	$22,249

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$-	$-	$35,421

Taxes	$-	$-	$-

Deemed dividend of the beneficial conversion
feature of units sold in private placement	$-	$-	$10,100,616

Issuance of 2,902,500 shares of common stock upon
conversion of preferred shares	$-	$668,750	$6,587,500

Issuance of 267,500 shares of common stock upon
conversion of preferred shares	$-	$-	$668,750

Issuance of 485,000 shares of common stock upon-
conversion of convertible note	$-	$-	$181,875

Issuance of 855,267 shares of common stock upon
conversion of convertible note	$-	$320,725	$320,725

Issuance of 1,299,850 shares of common stock upon
conversion of convertible shares	$-	$300,000	$300,000

Issuance of 100,000 shares of common stock purusant to
stock plan	$-	$-	$270,000

Issuance of 7,500 shares of common stock as
compensation for past services	$-	$-	$46,875

Issuance of 25,000 shares of common stock as
compensation for financial planning	$-	$-	$75,000

Issuance of 23,000 shares of common stock in
payment of accrued legal fees	$-	$-	$70,000

Capital contribution for repurchase of common stock
pursuant to Stock Purchase Agreement	$-	$-	$424,818

Issued 36,000 shares of common stock as debt issuance
costs	$-	$-	$90,000

Issued 451,597 shares of common stock to bridge loan
investors and placement agents	$-	$-	$550,000

Issuance of 167,610 shares of common stock upon
conversion of convertible notes	$-	$-	$209,512

Issuance of convertible notes in exchange for bridge
loans and long-term debt plus accrued interest	$-	$-	$1,111,240

Obligation to repurchase 401,305 shares of common stock
pursuant to put right	$-	$-	$1,637,325

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2007
(Unaudited)

NOTE 1 - BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited Condensed Financial Statements of CepTor Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2007.

NOTE 2 - THE COMPANY

Organization

The financial statements presented are those of CepTor Corporation ("CepTor" or the "Company"), incorporated in August 1986 in the State of Delaware.

Nature of Business and Development Stage Operations

The Company is a biopharmaceutical company which has historically been engaged in the research and development of therapeutic products for neuromuscular, neurodegenerative and other diseases with a focus on orphan diseases (defined as those which affect less than 200,000 people).  Since its inception, the Company has devoted its efforts and resources to the development of its receptor mediated drug-targeting platform for neuromuscular and neurodegenerative diseases, and to raising the funds necessary to continue this research. Its two lead compounds are Myodur™, for neuromuscular disease, and Neurodur™, for neurodegenerative diseases. In January 2006, CepTor submitted an Investigational New Drug Application (IND) to the Food and Drug Administration (FDA) for Myodur™ with the hope of beginning clinical trials for this compound following approval of the IND. Since that time, the IND has remained on “clinical hold” pending resolution of certain issues raised by the FDA. Most recently, in October 2006, the Company was advised that, despite its efforts to resolve the concerns and issues previously raised by the FDA, the IND would remain on hold pending further testing and research as directed by the FDA.

As a result of the clinical hold status of our lead compound, our existing investors have advised us that they were unwilling to continue to fund either the research and development costs required to fully prosecute the IND filing, or the general operating costs necessary to keep the business afloat as those research and development activities continued. With no other financial resources available to us, we had no choice but to cease all efforts related to the research and development of our compounds, terminate all of our employees, and close down our corporate offices in Maryland. At present, we are maintaining our operations as a “virtual” office operated out of New York City and have one part-time employee, Howard Becker, our CEO appointed in December 2006.

In the period since the closure of the Company’s Maryland offices and the termination of all of its Maryland based employees, we have been focusing on a two-part strategy, in cooperation with the existing secured creditors and investors, whereby (i) our existing technologies would be divested from the corporation pursuant to a transaction that would allow CepTor to retain significant upside should the technologies ultimately fulfill their promise as marketable and commercially viable products, and (ii) a new technology would be acquired by the Company around which we could restructure our affairs.  Any such transaction would have to have the full support of the existing secured creditors, which have a priority position with respect to all of CepTor’s current assets.

As described more fully below, the Company has, to date, been unsuccessful in its efforts to acquire an alternative technology around which to reorganize its affairs, and the likelihood of such a transaction materializing, at least in the near term, is remote.  The Company is continuing its discussions with the founding scientists responsible for the initial development of CepTor’s existing technologies regarding a transaction that will allow those scientists, Drs. Al Stracher and Leo Kesner, to continue to develop the technologies, whether under CepTor’s auspices or through a private company in which the founding scientists have a controlling interest.  However, there can be no assurance that such a transaction will be consummated or that, if consummated, it will support the continued operation of the Company.  Based on these circumstances, as well as the Company’s lack of financial resources, there is substantial doubt as to the Company’s ability to continue as a going a concern.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2007
(Unaudited)

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

NOTE 3 - LIQUIDITY AND FINANCIAL CONDITION AND GOING CONCERN

The Company has had difficulty securing the necessary capital to execute its business plan and has not been able to remain current with respect to the payment terms of its operating obligations including its trade payables and accrued liabilities, which aggregated approximately $5,425,566 at June 30, 2007. As described in Note 8, the Company is in default of substantially all of its convertible note obligations, which total approximately $6 million in aggregate principal amount. These defaults occurred principally as a result of (i) the Company's failure to make the required payments of principal and interest under certain of these obligations (which triggered cross default provisions under the remaining note obligations), (ii) its failure to file a registration statement pursuant to the 2006 6% Convertible Notes within a specified period, (iii) its failure to file a post-effective amendment to its registration statement on Form SB-2 covering shares issuable under the 2005 Convertible Debentures within a specified period, and (iv) its failure to have sufficient authorized but unissued shares available to net share settle its 2005 convertible notes and all of its derivative financial instruments. The Company has pledged all of its assets to the holders of the 2006 6% Convertible Notes to secure its repayment obligations under those notes, and the holders of these notes currently have the rights to exercise remedies with respect to the collateral should they desire to do so.

The Company has exhausted substantially all of its capital resources, terminated substantially all of its employees except for its part-time chief executive officer and is currently unable to pursue further development of its product candidates.  The primary reason for the Company’s current difficulties has been its inability to date to procure approval of its IND for Myodur™.  Specifically, in October 2006, the Company was informed by the FDA that its IND was to remain on hold pending the resolution of two remaining issues. Additional time is required to fully resolve the FDA issues and complete the Company's own internal research program, which the Company estimates would take an additional twelve to eighteen months to complete and would require a substantial investment of capital.  The Company lacks the funding needed to resolve these issues and is currently unable to secure financing commitments for this purpose. Due to these remaining issues and the lack of adequate funding, the Company has halted development of its programs.

Throughout much of the first and second quarters of this year, the Company has been focusing on a two-part strategy, in cooperation with the existing secured creditors and investors, whereby (i) its existing technologies would be divested from the corporation pursuant to a transaction that would allow CepTor to retain significant upside should the technologies ultimately fulfill their promise as marketable and commercially viable products, and (ii) a new technology would be acquired by the Company around which to restructure its affairs.  In anticipation of such a transaction, the Company had also initiated discussions with its trade creditors concerning a voluntary restructuring of those obligations. However, as of the date of this report, the discussions that had been previously ongoing with the owners of one such technology regarding a potential acquisition transaction have ceased entirely, and an alternative potential transaction has yet to be identified.  Though the Company will continue to seek to identify a possible transaction that will allow it to reorganize its affairs, there is a substantial doubt that any such  transaction will materialize.

At present, the Company is continuing its discussions with Drs. Al Stracher and Leo Kesner, the original founding scientists behind CepTor’s existing technologies, regarding a transaction that would enable those individuals to continue to develop the technologies, either through CepTor or a private company they control.    However, even should such a transaction be consummated, there is no assurance that CepTor will be a viable, self-sustaining entity, nor is there any assurance that the Company will ever become operational.  Accordingly, there is a material possibility that CepTor may be forced to terminate all operations and wind down its affairs, and/or commence bankruptcy or receivership proceedings. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2007
(Unaudited)

Primarily as the result of recording during the six months ended June 30, 2007 non-cash interest expense of $2,651,801 offset by a non-cash gain associated with the decrease in the liability associated with the fair values of its derivative financial instruments of $4,185,212, the Company recorded a net income for the three and six month periods ended June 30, 2007 of $1,299,921 and $936,947, respectively. Non-cash interest expense consisted of the amortization of the discount on notes payable of $1,563,907; amortization of deferred financing cost of $945,116, and accrual of liquidated damages of $142,778. The Company used net cash flows in its operating activities of $207,066 during the six month period ended June 30, 2007. The Company's working capital deficiency amounted to $12,926,712, and its development stage accumulated deficit amounted to $45,141,127 at June 30, 2007. The Company will require substantial additional funding if it is ever to support the development of its proposed products and fund the operations contemplated under its business plan.

At June 30, 2007, the Company had $6,531,180 in principal amount of notes outstanding. The December 2004 Convertible Note in the principal amount of $448,736, was due July 3, 2006. There has not been an agreement on amended terms and no assurance that the Company will reach agreement with the note holder on amended terms. The terms of the 2004 Convertible Note do not provide for penalties or other payments upon default, and accordingly, the Company has not accrued a penalty as of March 31, 2007. Of the remaining convertible debt, (i) $250,000 in principal plus accrued interest was due on December 9, 2006, (ii) $3,569,444 in principal representing 2006 6% Convertible Notes mature during the period June 2007 through October 2007, and (iii) the Cornell Convertible Debentures of $1,700,000 mature in December 2008. In addition to its convertible notes, the Company has received $448,000 in unsecured cash advances, from an existing investor, of which $102,000 was borrowed during  the three months ended June 30, 2007. These unsecured cash advances are repayable on demand, and bear interest at the rate of 8% per year. Currently, the Company is in default of substantially all of its obligations to its convertible noteholders and such noteholders currently have the right to demand immediate payment of these loans. At present, the Company does not have, and has no identifiable prospect of obtaining, the available cash to repay these obligations. The note holders holding $1,700,000 in principal indebtedness have a security interest in all the assets of the Company.

Due to the defaults of its note obligations, its lack of resources to settle its obligations when due and the possibility that all of the Company’s indebtedness will be accelerated if a bankruptcy petition were filed by or against the Company, the Company has recorded all of its liabilities as current.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company is a development stage enterprise. Accordingly, the Company has included its cumulative statements of operations and cash flows for the period of August 11, 1986 (date of inception) to June 30, 2007 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises."

The Company's net loss available to common shareholders as reported in its statement of operations for the period of August 11, 1986 (date of inception) to June 30, 2007 is $45,141,127.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2007
(Unaudited)

Accounting for Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock transactions in accordance with Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees."  The Company applied the pro forma disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation."

Effective January 1, 2006, the Company adopted SFAS No. 123R "Share Based Payment." This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and that will result in a charge to operations. The Company adopted the modified prospective method with respect to accounting for its transition to SFAS 123(R) and had unrecognized compensation cost of $2,520 as deferred compensation at January 1, 2007. Accordingly, the Company recognized expense on the statement of operations of $140 for the fair value of these stock options which vested during the six month periods ended June 30, 2007. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk fee interest rate: 3.3% to 3.6%; expected dividend yield: 0%; expected option life: 10 years; and volatility: 108% to 123%.

Net Loss per Share

Net loss per shares is presented under SFAS No. 128 “Earnings Per Share.”  Under SFAS 128, basic net earnings or loss per share is computed by diving net income or loss by the weighted average number of common shares outstanding during the period.  Diluted earnings per shares is computed by dividing net income or loss by the weighted average number of shares outstanding, after giving effect to potentially dilutive share equivalents outstanding during the period.  Potentially dilutive common share equivalents are not included in the computation of diluted earnings per share if they are anti-dilutive.

Shares of common stock issuable upon the conversion or exercise of potentially dilutive securities are as follows:

	June 30,
	2007	2006
Series A Preferred Stock	11,355,113	5,504,000
Warrants	33,912,855	20,583,232
Options	1,878,834	1,971,029
Convertible Notes	44,987,007	30,463,204
Total	92,133,809	58,521,465

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2007
(Unaudited)

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

The terms of the Company’s Cornell Convertible Debentures (see Note 8) provide for a conversion price in certain situations based on a floating conversion price which results in an indeterminable number of shares of common stock potentially issued upon conversion. Under accounting guidance provided by EITF 00-19, as of June 30, 2007, the Company had net liabilities of $1,324,150 representing the fair value of warrants and options to purchase approximately 35.8 million shares of common stock which had been issued as components of other financing instruments or granted to non-employees for services rendered. The Company recorded additional liabilities for the fair value of warrants granted during the year ended December 31, 2006 in the aggregate amount of approximately $5.7 million. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate: 4.7% to 5.1%; expected dividend yield: 0%; expected life: 3 years to 5 years; and volatility: 106% to 353%.

The accounting guidance shows that the warrants are a derivative liability and are marked to market for each reporting period. During the six months ended June 30, 2007, the Company recognized a credit of $2,709,289 for the decrease in fair value of the derivative financial instruments. The fair value of these awards was estimated at June 30, 2007 using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 4.7% to 5.0%; expected dividend yield: 0%; expected option life: 1.0 years to 4.8 years; and volatility: 293%.

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

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2007
(Unaudited)

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

The Company has issued $5,519,444 in principal of various convertible notes (see Note 8) with embedded conversion options accounted for as free standing derivative financial instruments in accordance with SFAS 133 and EITF 00-19 and on the dates of issuance recorded liabilities for conversion options of $6,018,813. The fair value of these embedded conversion options were estimated at the date of issuance using the Black-Scholes option pricing model with the following assumptions: risk free interest rate: 3.3% to 5.2%; expected dividend yield: 0%; expected option life: one year to 3 years; and volatility: 130% to 353%. The accounting guidance instructs that the conversion options are a derivative liability and are marked to market for each reporting period. During the six months ended June 30, 2007, the Company recognized a credit of $4,185,212 for the decrease in fair value of the derivative financial instruments. The fair value of these embedded conversion options were estimated at June 30, 2007 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate: 4.8% to 5.0%; expected dividend yield: 0%; expected option life: one year to 2 years; and volatility: 293%.

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

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2007
(Unaudited)

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

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2007
(Unaudited)

NOTE 5 - PREPAID EXPENSES

Prepaid expense consists primarily of unamortized premiums paid to carriers for insurance policies and retainers paid for professional services to be rendered.

NOTE 6 - DEFERRED FINANCING COSTS

The Company capitalizes the costs and expenses incurred in entering into its debt obligations which are then amortized over the term of the debt. During the three and six months ended June 30, 2007, the Company amortized $438,931 and $945,116, respectively, of deferred financing costs to non-cash interest expense,  and at June 30, 2007 the balance in deferred financing costs is $242,098.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses at June 30, 2007 are as follows:

Financial investor relations fees	$188,278
Interest on convertible notes	592,904
Liquidated damages	642,500
Total	$1,423,682

Pursuant to the Company's sale of Series A Preferred Stock in a private placement, the Company had agreed to spend up to 3% of the gross proceeds from its private placement on financial investor relations activities, all of which was accrued as ‘‘Financial Investor Relations Fees’’ and charged to additional paid-in capital upon each closing of the private placement.

Pursuant to the registration rights agreement in connection with the 2006 6% Convertible Notes offering, the Company was obligated to pay liquidating damages of 2% of the principal amount for each 30-day period the registration statement was filed past August 21, 2006. As of June 30, 2007, the Company accrued 18% of the outstanding principal, or $642,500.

NOTE 8 - UNSECURED ADVANCES AND CONVERTIBLE NOTES

During the three and six months ended June 30, 2007, the Company received unsecured advances, from an existing invetor,  in the amount of $115,000 and $217,000, respectively. These advances bear interest at the rate of 8% per annum.

Note Obligations in Default

The Company is in default of substantially all of its convertible note obligations, which amount to approximately $6,000,000 in aggregate principal amount. These defaults occurred as a result of (i) the Company's failure to make the required payments of principal and interest under certain of these obligations (which triggered cross default provisions under the remaining loans), (ii) not filing a registration statement covering shares issuable under the 2006 6% Convertible Notes within the specified period, (iii) not filing a post-effective amendment to its registration statement on Form SB-2 covering shares issuable under the Cornell Convertible Debentures within the specified period, and (iv) its failure to have sufficient authorized but unissued shares available to net share settle its Cornell Convertible Debentures and all of its derivative financial instruments. As of June 30, 2007, the Company, on a fully diluted basis, had 107,633,878 shares issued and potentially issuable in connection with all of its outstanding common stock convertible instruments, stock options and derivative financial instruments.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2007
(Unaudited)

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

As of June 30, 2007, the principal amount of $448,736 remains outstanding under the December 2004 Convertible Note.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2007
(Unaudited)

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

The fair value of the conversion option was $42,710 at June 30, 2007.

There has not been an agreement on amended terms and no assurance the Company will reach agreement with the note holder. The terms of the 2005 Harbor Note do not provide for penalties or other payments upon default, and accordingly, the Company has not accrued any as of June 30, 2007.

As of June 30, 2007, the principal amount of $250,000 remains outstanding under the 2005 Harbor Note. The amount of discount of this note, based on the original allocation of proceeds to the carrying amount of the note and the free standing conversion option, has been fully amortized to non-cash interest expense at June 30, 2007.

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

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2007
(Unaudited)

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

Pursuant to the Assignment Agreement, the Company was obligated to file an amended registration statement to reflect the change in selling shareholders by July 10, 2006. As of June 30, 2007, the Company had not met this obligation causing it to be in default under the terms of the Assignment Agreement. There has not been an agreement on amended terms and no assurance the Company will reach agreement with the note holders. The terms of the Cornell Convertible Debentures do not provide for penalties or other payments upon default, and accordingly, the Company has not accrued any as of June 30, 2007.

Pursuant to the Securities Purchase Agreement, the Company granted a security interest in all of its assets to Cornell Capital to secure its obligations under the Cornell Convertible Debentures, which security interest will be transferred to the Assignees pursuant to the Assignment Agreement.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2007
(Unaudited)

As of June 30, 2007, $1,700,000 of principal of the Debentures remains outstanding. The conversion option featured in these Debentures is being accounted for as a free standing derivative financial instrument in accordance with SFAS 133 and EITF 00-19. The fair value of the conversion option amounted to $418,391 at June 30, 2007. The amount of the unamortized discount of these Debentures, based on the original allocation of proceeds to the carrying amount of the note and the free standing conversion option, amounts to $698,587, at June 30, 2007.

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

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2007
(Unaudited)

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

The Company was obligated to file a registration statement by August 21, 2006 to register for resale the shares of common stock that purchasers of 2006 6% Convertible Notes may acquire upon conversion of the 2006 6% Convertible Notes or exercise of the warrants, as well as any additional shares of common stock which may be issued as part of the offering. Since the Company failed to file a registration statement for the resale of these shares by August 21, 2006, the Company is obligated to pay purchasers of the 2006 6% Convertible Notes liquidated damages in an amount equal to 2% of the principal amount of the 2006 6% Convertible Notes for each month, or portion of a month, for which the Company fails to timely file the registration statement or until the registration statement becomes effective, but in no event may the liquidated damages exceed 18% of the principal amount of the 2006 6% Convertible Notes. At March 31, 2007, the Company has accrued $642,500 as estimated liquidated damages, which represent the damages which would be due with a potential delay of ten months in the filing of its registration statement.

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

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2007
(Unaudited)

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

Of the $2,102,777 in principal purchased by those investors who had not previously purchased the Company’s Preferred Stock, the Company recognized a debt discount of $1,545,208 at date of issuance based on an allocation of the proceeds based on relative fair values of the 2006 6% Convertible Notes, the warrants and the conversion option, as determined by the Black-Scholes option pricing model. Since the Company is required to account for its derivative financial instruments as liabilities (see Note 3), the Company recorded the full fair values of the warrants and the conversion options at date of issuance of the 2006 6% Convertible Notes of $3,161,789 and $3,019,573, respectively, as liabilities and charged non-cash interest expense. The fair value of the warrants and conversion option was estimated at the date of issuance using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 4.7% to 5.1%; expected dividend yield: 0%; expected option life: 3 years to 5 years; and volatility: 173% to 223%. The Company marks to market these derivative financial instruments at each reporting date. At June 30, 2007, the Company valued the warrants and conversion options at $1,324,150 and $700,651, respectively.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2007
(Unaudited)

Of the $1,466,667 in principal purchased by those investors who had previously purchased the Company’s Preferred Stock, the Company recognized a debt discount of $1,466,667 at date of issuance based on the (i) fair values of the conversion option, (ii) the incremental increase in fair value of the additional shares of common stock to be issued upon conversion of the Preferred Stock and (iii) the change in fair value of the underlying warrants associated with the Preferred Stock due to the change in exercise price, as determined by the Black-Scholes option pricing model. Since the Company is required to account for its derivative financial instruments as liabilities (see Note 3), the Company recorded the incremental fair value of the Preferred Stock warrants and the full fair value of the conversion options at date of issuance of the 2006 6% Convertible Notes of $18,148 and $2,026,398, respectively, as liabilities and charged the excess to non-cash interest expense. The fair value of these derivatives was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 4.7% to 5.1%; expected dividend yield: 0%; expected option life: 3 years to 5 years; and volatility: 173% to 223%. The Company marks to market these derivative financial instruments at each reporting date. In addition, the Company charged non-cash interest expense and credited equity for the incremental increase in fair value of the additional shares of common stock issuable upon conversion of the Preferred Stock. At June 30, 2007, the Company's authorized common stock was not sufficient to accommodate the exercise of warrants or conversion privileges of outstanding convertible debts and exercisable warrants.

ADJUSTMENTS TO OUTSTANDING CONVERTIBLE SECURITIES AND OTHER RIGHTS TO PURCHASE COMMON STOCK RESULTING FROM 2006 6% CONVERTIBLE NOTES OFFERING

Pursuant to the terms of the 2006 6% Convertible Note offering, the conversion prices on certain convertible securities were adjusted to the conversion price of the 2006 6% Convertible Notes.

The Amended December 2004 Convertible Note and the 2005 Harbor Note in the principal amount of $448,736 and $250,000, respectively and with adjusted conversion prices of $0.75 per share and $0.375 per share, respectively, had their conversion prices adjusted to $0.15 per share. As a result of this adjustment, the Company anticipates that it will issue an additional 2,937,220 and 1,063,616 shares, respectively, calculated as of June 30, 2007.

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

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2007
(Unaudited)

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

NOTE 9 - EQUITY TRANSACTIONS

During the six month period ended June 30, 2007, the Company issued the following equity securities.

Common Stock Issued Upon Conversion of Series A Preferred Stock

During the six-month period ended June 30, 2007, the Company issued 50,000 shares of common stock upon conversion of five shares of its Preferred Stock.

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

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2007
(Unaudited)

The fair value of all awards is estimated at the date of grant using the Black-Scholes option pricing model. Assumptions relating to the estimated fair value of stock options that the Company granted prior to January 1, 2006 that were previously accounted for and recorded under the intrinsic value method prescribed under APB 25 are described in Note 3. Pursuant to SFAS 123R, the Company recognized expense on the statement of operations of $70 and $140 for the fair value of those stock options granted prior to January 1, 2006 and which vested during the three and six month periods ended June 30, 2007.

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

No options were granted to officers or directors of the Company during the three months ended June 30, 2007.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
June 30, 2007
(Unaudited)

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future due to its substantial accumulated deficit and limited capital resources. Accordingly, expected dividends yields are zero. Historical cancellations and forfeitures of stock options are insignificant. The Company will adjust its assumptions relating to its expectations of future vesting and terms of options at such times that additional data indicates that changes in these assumptions are necessary. Expected volatility is principally based on the historical volatility of the Company's stock.

A summary of option activity for the six-month period ended June 30, 2007 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2007	1,878,834	$1.06	3.42	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	16,000	4.84	7.87	-
Outstanding at June 30, 2007	1,862,834	$0.53	3.52	$-
Exercisable at June 30, 2007	1,841,834	$0.52	3.43	$-

As of June 30, 2007, the Company has $2,170 of unrecognized compensation cost related to non-vested share-based compensation arrangements, which represents the fair value of stock options that the Company accounted for under APB 25 through December 31, 2005. These costs are expected to be recognized over a weighted-average period of 2.25 years.

Item 2.	Management's Discussion and Analysis or Plan of Operation

Overview

CepTor Corporation (hereinafter “CepTor” or the “Company”) has been historically engaged in the research and development of therapeutic products for neuromuscular, neurodegenerative and other diseases with a focus on orphan diseases (defined as those which affect less than 200,000 people.  Its two lead compounds are Myodur™, for neuromuscular disease, and Neurodur™, for neurodegenerative diseases. In January 2006, CepTor submitted an Investigational New Drug Application (IND) to the Food and Drug Administration (FDA) for Myodur™ with the hope of beginning clinical trials for this compound following approval of the IND. Since that time, the IND has remained on “clinical hold” pending resolution of certain issues raised by the FDA. Most recently, in October 2006, the Company was advised that, despite its efforts to resolve the concerns and issues previously raised by the FDA, the IND would remain on hold pending further testing and research as directed by the FDA.

Our existing investors have advised us that they were unwilling to continue to fund either the research and development costs required to fully prosecute the IND filing, or the general operating costs necessary to keep the business afloat as those research and development activities continued.  Additionally, we have no assurances that with lapses of time which have now occurred whether the issues raised by the FDA in connection with our IND for Myodur™ could be successfully resolved or that an IND would ultimately win FDA approval.  With no other financial resources available to us, we had no choice but to cease all efforts related to the research and development of our compounds, terminate all of our employees, and close down our corporate offices in Maryland. At present, we are maintaining our operations as a “virtual” office operated out of New York City and have one part-time employee, Howard Becker, our CEO.

The Myodur™ and Neurodur™ technologies have historically represented substantially all of the focus of the Company, and those technologies have been pledged to certain secured creditors under a credit facility entered into by the Company in late 2005. Based on the estimated realizable value of our early stage technologies, we do not believe that the liquidation of those assets would generate more than the amount of the debt which is secured by these technologies.  However, rather than merely sell off the assets and terminate all operations, file a bankruptcy petition or consent to the foreclosure of the assets by the secured creditors, our efforts throughout the first and second quarters of this year were instead focused primarily on a two-part strategy whereby (i) our existing technologies would  be divested from the corporation pursuant to a transaction that would allow CepTor to retain significant upside should the technologies ultimately fulfill their promise as marketable and commercially viable products, and (ii) a new technology would be acquired by the Company around which we could restructure our affairs. Any such transaction would have to have the full support of the existing secured creditors, as they have a priority position with respect to all of CepTor’s current assets.

Unfortunately, the Company has been unsuccessful to date in its efforts to identify a suitable transaction for the acquisition of an alternative technology around which to reorganize its affairs.  Previously reported discussions with the owners of one potential acquisition target have now ceased in their entirety, and an alternative potential transaction has yet to be identified.  Though the Company will continue to seek to identify a possible transaction that will allow it to reorganize its affairs, there is a strong possibility that no suitable transaction will materialize.

Prior to the collapse of negotiations for the new technology CepTor had been pursuing, and in furtherance of the above-described two-part strategy of divesting CepTor of its existing technologies to facilitate any acquisition transaction, on March 29, 2007, CepTor executed a non-binding term sheet with its original founding scientists, Drs. Al Stracher and Leo Kesner.  Had that transaction been consummated, our Myodur™ and Neurodur™ technologies would have been assigned to a private corporation controlled by them (“Newco”) and the founding scientists would have dedicated their efforts to the continued research and development activities for these products, with the initial goal of getting the FDA process back on track. CepTor was to retain a substantial minority interest in Newco, as well as a substantial gross royalty on any product sales had their efforts proven successful.

In view of CepTor’s failure to date to identify a viable acquisition candidate to facilitate its reorganization, and the low likelihood of such a transaction materializing, at least in the near term, the primary justification for proceeding with the existing term sheet with the founding scientists has disappeared.  As a result, that transaction remains on hold and, in the meantime, the Company is continuing its discussions with the founding scientists regarding an alternative transaction that would allow those scientists to continue to develop the technologies, whether under CepTor’s auspices or through a private company in which the founding scientists have a controlling interest.  However, there can be no assurance that such a transaction will be consummated or that, if consummated, it will support the continued operation of the Company.  These matters raise substantial doubt as to the Company’s ability to continue as a going a concern.

Even if CepTor is successful either in identifying a new technology to acquire or in consummating an alternative transaction with the founding scientists related solely to the existing technologies, a pre-condition to any such transaction will be to consensually restructure our approximately $4 million in trade debt. Without such a consensual restructuring of the trade debt, we do not believe that we will be able to successfully close any transaction, whether it is for the acquisition of a new technology or for the continued development of our existing technologies.  In that case, we would likely be left with no choice but to terminate operations or commence bankruptcy proceedings.

Given our present financial circumstances, as well as the absence of a presently identifiable acquisition transaction, there is a substantial risk that CepTor will be forced to cease operations in their entirety.

Capital Resources and Cash Requirements

The Company has had difficulty securing the necessary capital to execute its business plan and has not been able to remain current with respect to the payment terms of its operating obligations including its trade payables which aggregated approximately $4 million at June 30, 2007. As described in note 8 to the financial statements, included in the Form 10-QSB, as Part One, Item 1, the Company is in default of substantially all of its convertible note obligations, which amount to approximately $6 million in aggregate principal. These defaults occurred principally as a result of (i) the Company's failure to make the required payments of principal and interest under certain of these obligations (which triggered cross default provisions under the remaining note obligations), (ii)its failure to file a registration statement pursuant to the 2006 6% Convertible Notes within a specified period, (iii) its failure to file a post-effective amendment to its registration statement on Form SB-2 covering shares issuable under the Cornell Convertible Debentures within a specified period, and (iv) the failure of the Company to have sufficient authorized but unissued shares available to net share settle its Cornell Convertible Debentures and all of its derivative financial instruments.

The Company has exhausted substantially all of its capital resources, terminated substantially all of its employees and is currently unable to pursue further development of its product candidates.  The primary reason for the Company’s current difficulties has been its inability to date to procure approval of its IND for Myodur™.  Specifically, in October 2006, the Company was informed by the FDA that its IND was to remain on hold pending the resolution of two remaining issues. Additional time is required to fully resolve the FDA issues and complete the Company's own internal research program, which the Company estimates would take an additional twelve to eighteen months to complete, and would require a substantial investment of capital.  The Company lacks the funding that is necessary to resolve these issues and is currently unable to secure financing commitments for this purpose.  With no other financial resources available to it, the Company had no choice but to cease all efforts related to the research and development of its compounds, terminate all of its employees, and close down its corporate offices in Maryland. At present, CepTor is maintaining its operations as a “virtual” office operated out of New York City and has one part-time employee, Howard Becker, the Company’s CEO.   The continuation of existence of the Company is no indicator of its ability to raise funds for its operations.

During the six months ended June 30, 2007, we funded our operations through unsecured advances of $217,000.

Primarily as the result of recording interest expense of $2,867,995 (including non-cash interest expense of $2,651,801), offset by the non-cash gain associated with the decrease in the fair values of its derivative financial instruments of $4,185,212, we recorded a net income for the three and six month periods ended June 30, 2007 of $1,299,921 and $936,947, respectively. Non-cash interest expense consisted primarily of the excess fair values of its derivative securities included in its financing transactions and amortization of deferred financing costs of those financing transactions. We used net cash flows in its operating activities of $207,066 during the six-month period ended June 30, 2007. Our working capital deficiency amounted to $12,926,712 and our development stage accumulated deficit amounted to $45,141,127 at June 30, 2007. The Company will require substantial additional funding to develop any newly acquired technology and fund ongoing costs of its operations.

At June 30, 2007, the Company had $6,531,180 in principal amount of notes outstanding, of which approximately $6 million were convertible notes and the balance represent unsecured demand notes. The December 2004 Convertible Note in the principal amount of $448,736, was due July 3, 2006. There has not been an agreement on amended terms and no assurance that the Company will reach agreement with the note holder on amended terms. The terms of the December 2004 Convertible Note do not provide for penalties or other payments upon default, and accordingly, the Company has not accrued a penalty as of June 30, 2007. Of the remaining debt, (i) $250,000 in principal plus accrued interest was due on December 9, 2006, (ii) $3,569,444 in principal representing 2006 6% Convertible Notes mature during the period June 2007 through October 2007, (iii) the Cornell Convertible Debentures of $1,700,000 mature in December 2008, and (iv) $563,000 represent unsecured advances, from an existing investor, that accrue at an annual interest rate of between 6% and 8%. Currently, the Company is in default of substantially all of its obligations to its convertible noteholders and such noteholders currently have the right to demand immediate payment of these loans. At present, the Company does not have, and has no immediate prospect of obtaining, the available cash to repay these obligations. The note holders holding $1,700,000 in principal have a security interest in all the assets of the Company.

If we are able to secure suitable financing we may continue the development of our technologies, explore the development of other technologies or we may acquire or merge into other businesses. If we decide to pursue any of these options, we will require substantial additional financing which we may or may not be able to obtain.

Default of Various Obligations

The Company has been unsuccessful in its efforts to raise the necessary capital to fully execute its business plan and has not been able to remain current with respect to the payment terms of any of its operating obligations including its trade payables which aggregated approximately $4 million at June 30, 2007. In addition, as described in Note 8, the Company is in default of substantially all of its convertible note obligations, which amount to approximately $6,000,000 in aggregate principal amount. These defaults occurred principally as a result of (i) the Company's failure to make the required payments of principal and interest under certain of these obligations (which triggered cross default provisions under the remaining note obligations), (ii) its failure to file a registration statement pursuant to the 2006 6% Convertible Notes within a specified period, (iii) its failure to file a post-effective amendment to its registration statement on Form SB-2 covering shares issuable under the Cornell Convertible Debentures within a specified period, and (iv) its failure to have sufficient authorized but unissued shares available to settle its Convertible Debentures and all of its derivative and other financial instruments.

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

Research, Development and Manufacturing

Historically, our efforts and resources were directed to raising capital and moving our lead product into phase I clinical trials for Duchenne muscular dystrophy. Based on the decision by management to terminate all efforts with respect to the Company’s existing products, there has been no development or manufacturing activity during the three and six months ended June 30, 2007.

Off Balance Sheet Arrangements

Currently, we do not have any off balance sheet arrangements which would require disclosure in our financial statements.

Employees

As of June 30, 2007, we had one part-time employee.

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

With respect to the second material weakness, which relates to our segregation of duties, we believe that, as a “virtual” company with one part-time employee, our risks of either material misstatement or misappropriation of assets is minimal. In addition, prior to the suspension of our research programs and the wind-down of our Baltimore office, substantially all of our general and administrative expenses and scientific research expenditures were reviewed and approved by employees who were knowledgeable of those matters. To date our procedures have also enabled us to comply with our financial reporting obligations within the time frames required by the SEC. Although we believe our risks with respect to this matter are minimal, we acknowledge that it would be beneficial for the Company to segregate certain procedures to a greater number of employees, once such additional employees are hired pending development and execution of a new business plan. We believe that our limited segregation of duties still constitutes a material deficiency in our system. However, we currently have very limited financial resources and do not believe that at this time, it would be prudent for us to further constrain our liquidity by allocating resources to hiring additional employees as a corrective measure. We believe that the costs we would incur to increase our staff (solely for this purpose) exceed the potential reduction in risk, especially given our current circumstances. Our CEO is monitoring this situation to determine if these circumstances change. If the situation changes and sufficient capital is secured, it is our intention to increase staffing within our general accounting and financial functions.

As a result of our currently having only one employee who is responsible for all financial reporting, there has been a change in our internal controls over financial reporting that reflect that fact, and in fact, due to the lack of any segregation of duties due to the existence of only one employee, there is no effective internal control in the Company

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

In June 2007, a lawsuit was commenced against the Company and certain of its officers, directors and others in the District Court for the City and County of Denver, Colorado (Jack J. Grynberg and Grynberg Petroleum Company v. Ceptor, Inc., et. al., 07-CV___).  The complaint alleges fraud and breach of contract in connection with its investment of $250,000 as part of the Company's 2005 sale of $6 million of Series A Preferred Stock.  The plaintiffs are seeking actual damages of $244,000, together with punitive, treble and other damages.  Such amount significantly exceeds 10% of the Company's current assets.  As a result, an adverse decision would have a material adverse effect on the ability of the Company to continue it business and affairs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

As of the date hereof, the Company is in default of substantially all of its convertible note obligations, which amount to approximately $6 million in aggregate principal amount. These defaults occurred principally as a result of (i) the Company's failure to make the required payments of principal and interest under certain of these obligations (which triggered cross default provisions under the remaining note obligations), (ii) its failure to file a registration statement pursuant to the 2006 6% Convertible Notes within a specified period, (iii) its failure to file a post-effective amendment to its registration statement on Form SB-2 covering shares issuable under the 2005 Convertible Debentures within a specified period, and (iv) the failure of the Company to have sufficient authorized but unissued shares available to net share settle its 2005 convertible notes and all of its derivative financial instruments.

The Company has pledged all of its assets to the holders of the 2006 6% Convertible Notes to secure its repayment obligations under those notes.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

           None.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the ``Exchange Act''). To the extent that any statements made in this Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as "expects," "plans" "will," "may," "anticipates," believes," "should," "intends," "estimates," and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, our ability to finalize and close on a transaction for a new technology, our ability to raise capital to finance the development of any newly acquired technologies, the effectiveness, profitability and the marketability of those technologies, our ability to protect our proprietary information, general economic and business conditions, the impact of technological developments and competition, including our expectations and estimates concerning future financial performance and financing plans, adverse results of any legal proceedings, the impact of current, pending or future legislation and regulation on the healthcare industry, our ability to satisfy government and commercial customers using our technology, our ability to develop manufacturing capabilities or the inability to enter into acceptable relationships with one or more contract manufacturers for our products and key components and the ability of such contract manufacturers to manufacture products or components of an acceptable quality on a cost-effective basis, the volatility of our operating results and financial condition, our ability to attract or retain qualified senior management personnel, including sales and marketing and scientific personnel and other risks detailed from time to time in our filings with the SEC, and the risk that creditors, including convertible debt holders and secured creditors, may take aggressive collection action in respect of their past due obligations. We do not undertake any obligation to publicly update any forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

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
4.2
CepTor Agreement, dated March 31, 2004 (the ``CepTor Agreement"), by and among William Pursley, Xechem and the Company (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated December 9, 2004 (the "2004 Form 8-K"))

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
4.32
Securities Purchase Agreement, dated August 14, 2006, by and between the Company and the signatories thereto (incorporated herein by reference to Exhibit 4.32 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 ("June 30, 2006 10-QSB"))

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

CEPTOR CORPORATION

Date: August 14, 2007	By:	/s/ Howard Becker
Howard Becker
Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)