Form 10QSB
period 2007-09-30
CepTor CORP
filed 2007-11-14
CIK 1231472

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(MARK ONE)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

As of October 25, 2007, there were 15,550,069 shares of the issuer's common equity outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

		Page
Part I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1
	Balance Sheet – September 30, 2007	1
	Statements of Operations for the three and nine month periods ended September 30, 2007 and 2006, and for the period from August 11, 1986 (date of inception) to September 30, 2007	2
	Statement of Changes in Stockholders' Deficiency for the period from August 11, 1986 (date of inception) to September 30, 2007	3
	Statements of Cash Flows for the nine-month period ended September 30, 2007 and 2006 and for the period from August 11, 1986 (date of inception) to September 30, 2007	13
	Notes to Condensed Financial Statements	15
Item 2.	Managements Discussion and Analysis or Plan of Operation	33
Item 3.	Controls and Procedures	35

Part II OTHER INFORMATION

Item 1.	Legal Proceedings	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults Upon Senior Securities	36
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Other Information	36
Item 6.	Exhibits	37

Ceptor Corporation
(A Development Stage Company)
Condensed Balance Sheet
(Unaudited)

September 30,
2007
Assets
Current assets

Cash and cash equivalents	$1,342
Prepaid services and other current assets (note 5)	305

Total current assets	1,647

Deferred financing costs (note 6)	233,397

Total assets	$235,044

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$4,014,667
Accrued liabilities (note 7)	1,500,386
Unsecured Advances	583,000
Convertible notes, net of discounts $652,910 (note 8)	5,315,270
Warrant liability (note 4)	485,516
Conversion option liability (note 4)	163,364

Total current liabilities	12,062,203

Commitments and Contingencies	-

Stockholders' deficit
Preferred stock, $0.0001 par value, authorized 20,000,000 shares, issued
and outstanding 216.4 shares of Series A Convertible	5,410,000
Common stock, $0.0001 par value; 100,000,000 shares authorized;
15,550,069 shares issued and outstanding at September 30, 2007 (note 9)	1,555
Additional paid-in capital	27,045,028
Deficit Accumulated during the Development Stage	(44,283,742)
Total stockholder's deficit	(11,827,159)

Total liabilities and stockholders' deficit	$235,044

The accompanying notes are an integral part of these
unaudited condensed financial statements.

Ceptor Corporation
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					Cumulative from
	For the Three	For the Three	For the Nine	For the Nine	Inception
	Months Ended	Months Ended	Months Ended	Months Ended	(August 11, 1986)
	September 30,	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006	2007
Revenue:
Other income	$-	$-	$-	$-	$75,349

Operating expenses:
Impairment of fixed assets	-	-	35,562	-	35,562
Research and development	-	238,947	-	1,282,699	14,165,974
In-process research and development	-	-	-	-	5,034,309
General and administrative expenses	54,061	326,504	398,769	2,083,257	12,761,939
Gain on extinguishment of debt	-	-	-	(387,362)	(698,643)
Change in fair value of derivative financial instruments	(1,375,921)	7,544,948	(5,561,133)	5,218,363	(15,006,995)
Interest (income) expense, net	464,475	5,421,577	3,332,470	10,716,217	18,877,915

Total operating (income) expenses	(857,385)	13,531,976	(1,794,332)	18,913,174	35,170,061

Net income (loss)	857,385	(13,531,976)	1,794,332	(18,913,174)	(35,094,712)

Preferred dividends	-	-	-	-	(10,100,616)

Net income (loss) available to common shareholders	$857,385	$(13,531,976)	$1,794,332	$(18,913,174)	$(45,192,328)

Net income (loss) per share - basic	$0.06	$(0.87)	$0.12	$(1.32)

Net income (loss) per share - fully diluted	$0.03	$(0.87)	$0.07	$(1.32)

Weighted average shares outstanding - basic	15,550,096	15,500,069	15,550,096	14,363,623

Weighted average shares outstanding - fully diluted	26,905,209	15,500,069	26,905,209	14,363,623

The accompanying notes are an integral part of these
unaudited condensed financial statements.

Ceptor Corporation
 (A Development Stage Company)
Statements of Changes in Stockholders' (Deficiency) Equity
 (Unaudited)
	Preferred Stock		Common Stock		Subscription	Deferred-	Additional Paid-in	Treasury Stock		Accumulated During the Development	Total Stockholders' (Deficiency)
	Shares	Amount	Shares	Amount	Receivable	Compensation	Capital	Shares	Amount	Stage	Equity

Balance, August 11, 1986 and December 31, 1986	-	$-	-	$-	$-	$-	$-	-	$-	$-	$-

Issuance of common stock for cash ($0.0012)	-	-	840,818	84	-	-	916	-	-	-	1,000
Balance, December 31, 1987	-	$-	840,818	$84	$-	$-	$916	-	$-	$-	$1,000

Balance, December 31, 1988	-	$-	840,818	$84	$-	$-	$916	-	$-	$-	$1,000

Balance, December 31, 1989	-	$-	840,818	$84	$-	$-	$916	-	$-	$-	$1,000

Balance, December 31, 1990	-	$-	840,818	$84	$-	$-	$916	-	$-	$-	$1,000

Balance, December 31, 1991	-	$-	840,818	$84	$-	$-	$916	-	$-	$-	$1,000

Net loss	-	-	-	-	-	-	-	-	-	(8,006)	(8,006)
Balance, December 31, 1992	-	$-	840,818	$84	$-	$-	$916	-	$-	$(8,006)	$(7,006)

Net loss	-	-	-	-	-	-	-	-	-	(1,169)	(1,169)
Convertible notes	-	-	176,572	18	-	-	3	-	-	-	21
Issuance of common stock in exchange for services rendered ($ 0.0142)	-	-	176,572	18	-	-	2,482	-	-	-	2,500
Balance, December 31, 1993	-	$-	1,193,962	$120	$-	$-	$3,401	-	$-	$(9,175)	$(5,654)

Net income	-	-	-	-	-	-	-	-	-	10,222	10,222
Distribution to stockholders	-	-	-	-	-	-	-	-	-	(4,260)	(4,260)
Balance, December 31, 1994	-	$-	1,193,962	$120	$-	$-	$3,401	-	$-	$(3,213)	$308

Net loss	-	-	-	-	-	-	-	-	-	(1,342)	(1,342)
Balance, December 31, 1995	-	$-	1,193,962	$120	$-	$-	$3,401	-	$-	$(4,555)	$(1,034)

Net loss	-	-	-	-	-	-	-	-	-	(8,727)	(8,727)
Balance, December 31, 1996	-	$-	1,193,962	$120	$-	$-	$3,401	-	$-	$(13,282)	$(9,761)

Ceptor Corporation
 (A Development Stage Company)
Statements of Changes in Stockholders' (Deficiency) Equity
 (Unaudited)
(Continued)

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
(Continued)

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
(Continued)

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
(Continued)

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
(Continued)
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
(Continued)

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
(Continued)
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
(Continued)

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

Ceptor Corporation
 (A Development Stage Company)
Statements of Changes in Stockholders' (Deficiency) Equity
 (Unaudited)
(Continued)
Common shares issued January 2007 upon conversion of preferred shares ($2.50)	(5)	(125,000)	50,000	5	-	-	124,995	-	-	-	-
Value of options granted to board member	-	-	-	-	-	-	70	-	-	-	70
Net income (loss)	-	-	-	-	-	-	-	-	-	(362,974)	(362,974)
Balance March 31, 2007	216	$5,410,000	15,550,069	$1,555	$-	$-	$27,044,888	$-	$-	$(46,441,048)	$(13,984,605)

Value of options granted to board member	-	-	-	-	-	-	70	-	-	-	70
Net income (loss)	-	-	-	-	-	-	-	-	-	1,299,921	1,299,921
Balance June 30, 2007	216	$5,410,000	15,550,069	$1,555	$-	$-	$27,044,958	$-	$-	$(45,141,127)	$(12,684,614)

Value of options granted to board member	-	-	-	-	-	-	70	-	-	-	70
Net income (loss)	-	-	-	-	-	-	-	-	-	857,385	857,385
Balance September 30, 2007	216	$5,410,000	15,550,069	$1,555	$-	$-	$27,045,028	$-	$-	$(44,283,742)	$(11,827,159)

The accompanying notes are an integral part of these
unaudited condensed financial statements.

Ceptor Corporation
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	For the Nine	For the Nine	Cumulative
	Months Ended	Months Ended	from Inception
	September 30,	September 30,	(August 11, 1986) to
	2007	2006	September 30, 2007
Cash flows from operating activities:
Net income (loss)	$1,794,332	$(18,913,174)	$(35,094,712)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	-	14,302	50,559
Write-off in-process research and development	-	-	5,034,309
Charge for stock option issued pursuant to spin-off agreement	-	-	2,082,500
Stock based compensation to employees and directors	-	113,246	267,802
Stock-based compensation to nonemployees	-	579,591	4,802,822
Stock-based component of payment of legal fees	-	-	70,000
Stock-based component of litigation settlement	-	-	422,000
Amortization of deferred compensation	210	-	210
Gain on extinguishment of debt	-	(387,362)	(698,643)
Impairment of fixed assets	36,362	-	36,362
Change in fair vale of derivative securities	(5,561,133)	5,218,363	(15,006,995)
Non-cash interest expense	3,039,572	10,499,745	18,167,980
Changes in operating assets and liabilities:
Prepaid services and other assets	12,592	112,585	(305)
Other assets	-	4,243	-
Accounts payable and accrued expenses	430,092	(758,613)	4,945,819

Net cash used in operating activities	(247,973)	(3,517,074)	(14,920,292)

Cash flows from investing activities:
Acquisition of property and equipment	-	-	(86,921)

Net cash used in investing activities	-	-	(86,921)

Cash flows from financing activities:
Proceeds from issuances of common stock	-	200,000	1,499,819
Net proceeds from issuances of preferred stock	-	-	10,448,629
Acquisition of treasury stock under put right	-	-	(1,279,125)
Acquisition of treasury stock under purchase agreement	-	-	(2,309,250)
Distribution to shareholders	-	-	(4,260)
Capital contributed by Xechem International, Inc.	-	-	350,310
Proceeds from issuance of debt	237,000	3,528,000	7,777,444
Debt issuance costs	-	(561,195)	(1,125,012)
Principal payments on bridge loans	-	-	(350,000)

Net cash provided by financing activities	237,000	3,166,805	15,008,555

Net increase (decrease) in cash and cash equivalents	(10,973)	(350,269)	1,342

Cash and cash equivalents at beginning of period	12,315	434,277	-

Cash and cash equivalents at end of period	$1,342	$84,008	$1,342

Ceptor Corporation
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)
(Continued)

Supplemental disclosures of cash flow information:

Cash paid during the period for:
Interest	$-	$-	$35,421

Taxes	$-	$-	$-

Deemed dividend of the beneficial conversion feature of units sold in private placement	$-	$-	$10,100,616

Issuance of 2,902,500 shares of common stock upon conversion of preferred shares	$-	$668,750	$6,587,500

Issuance of 267,500 shares of common stock upon conversion of preferred shares	$-	$-	$668,750

Issuance of 485,000 shares of common stock upon conversion of convertible note	$-	$-	$181,875

Issuance of 855,267 shares of common stock upon conversion of convertible note	$-	$320,725	$320,725

Issuance of 1,299,850 shares of common stock upon conversion of convertible shares	$-	$300,000	$300,000

Issuance of 100,000 shares of common stock pursuant to stock plan	$-	$-	$270,000

Issuance of 7,500 shares of common stock as compensation for past services	$-	$-	$46,875

Issuance of 25,000 shares of common stock as compensation for financial planning	$-	$-	$75,000

Issuance of 23,000 shares of common stock in payment of accrued legal fees	$-	$-	$70,000

Capital contribution for repurchase of common stock pursuant to Stock Purchase Agreement	$-	$-	$424,818

Issued 36,000 shares of common stock as debt issuance costs	$-	$-	$90,000

Issued 451,597 shares of common stock to bridge loan investors and placement agents	$-	$-	$550,000

Issuance of 167,610 shares of common stock upon conversion of convertible notes	$-	$-	$209,512

Issuance of convertible notes in exchange for bridge loans and long-term debt plus accrued interest	$-	$-	$1,111,240

Obligation to repurchase 401,305 shares of common stock pursuant to put right	$-	$-	$1,637,325

The accompanying notes are an integral part of these
unaudited condensed financial statements.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2007
(Unaudited)

NOTE 1 - BASIS OF INTERIM FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited Condensed Financial Statements of CepTor Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the operating results that may be expected for the entire year ending December 31, 2007.

NOTE 2 - THE COMPANY

Organization

The financial statements presented are those of CepTor Corporation ("CepTor" or the "Company"), incorporated in August 1986 in the State of Delaware.

Nature of Business and Development Stage Operations

The Company is a biopharmaceutical company that has historically been engaged in the research and development of therapeutic products for neuromuscular, neurodegenerative and other diseases with a focus on orphan diseases (defined as those which affect less than 200,000 people).  Since its inception, the Company has devoted its efforts and resources to the development of its receptor mediated drug-targeting platform for neuromuscular and neurodegenerative diseases, and to raising the funds necessary to continue this research. Its two lead compounds are Myodur™, for neuromuscular disease, and Neurodur™, for neurodegenerative diseases. In January 2006, CepTor submitted an Investigational New Drug Application (IND) to the Food and Drug Administration (FDA) for Myodur™ with the hope of beginning clinical trials for this compound following approval of the IND. Since that time, the IND has remained on “clinical hold” pending resolution of certain issues raised by the FDA. Most recently, in October 2006, the Company was advised that, despite its efforts to resolve the concerns and issues previously raised by the FDA, the IND would remain on hold pending further testing and research as directed by the FDA.

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

The Company’s efforts to date in seeking to acquire an alternative technology around which to reorganize its affairs have been unsuccessful.  Though the Company is continuing to seek to identify such a company or technology to acquire, there remains substantial doubt as to whether such a transaction will materialize and successfully close.  Absent consummation of such a transaction, the Company would very likely cease all operations and wind down its affairs in their entirety.

In connection with the Company’s efforts to divest itself of its existing technologies, on March 29, 2007, CepTor executed a non-binding term sheet with its original founding scientists, Drs. Al Stracher and Leo Kesner, which contemplated the transfer of our Myodur™ and Neurodur™ technologies to a private corporation controlled by these founding scientists in exchange for, among other things, a substantial minority interest in that private entity, as well as a substantial gross royalty on any future product sales.  We are continuing to negotiate with the founding scientists the final terms of a mutually acceptable transaction substantially along the lines of those contained in the March 29 term sheet.  However, there can be no assurance that such a transaction will be consummated or that, if consummated, it will support the continued operation of the Company.

Even if CepTor is successful either in identifying a new technology to acquire or in consummating an alternative transaction with the founding scientists related solely to the existing technologies, a pre-condition to any such transaction is expected to be the consensual restructuring of our approximately $4 million in trade debt. Without such a consensual restructuring of the trade debt, we do not believe that we will be able to successfully close any transaction, whether it is for the acquisition of a new technology or for the continued development of our existing technologies.  In that case, we would likely terminate operations or commence bankruptcy proceedings. These matters raise substantial doubt as to the Company’s ability to continue as a going a concern.

Given our present financial circumstances, as well as the absence of a presently identifiable acquisition transaction, there is a substantial risk that CepTor will be forced to cease operations in their entirety and that current unsecured creditors and equity security holders will receive no value for their claims and interests.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2007
(Unaudited)

The Company is a development stage company with a limited history of operations which has not generated any material revenues since its inception. The Company has received a limited amount of funding through grants and collaborative research efforts in connection with developing its products. The Company does not have any products that are approved for commercial distribution at the present time. As a development stage company, the Company is subject to all of the risks and uncertainties that are associated with developing a new business.

NOTE 3 - LIQUIDITY AND FINANCIAL CONDITION AND GOING CONCERN

The Company has had difficulty securing the necessary capital to execute its business plan and has not been able to remain current with respect to the payment terms of its operating obligations including its trade payables and accrued liabilities, which aggregated approximately $5,515,053 at September 30, 2007. As described in Note 8, the Company is in default of substantially all of its convertible note obligations, which total approximately $6 million in aggregate principal amount, together with accrued interest as of September 30, 2007 of $551,180. These defaults occurred principally as a result of (i) the Company's failure to make the required payments of principal and interest under certain of these obligations (which triggered cross default provisions under the remaining note obligations), (ii) its failure to file a registration statement pursuant to the 2006 6% Convertible Notes within a specified period, (iii) its failure to file a post-effective amendment to its registration statement on Form SB-2 covering shares issuable under the 2005 Convertible Debentures within a specified period, and (iv) its failure to have sufficient authorized but unissued shares available to net share settle its 2005 convertible notes and all of its derivative financial instruments. The Company has pledged all of its assets to the holders of the 2006 6% Convertible Notes to secure its repayment obligations under those notes, and the holders of these notes currently have the rights to exercise remedies with respect to the collateral should they desire to do so.

The Company has exhausted substantially all of its capital resources, terminated substantially all of its employees except for its part-time chief executive officer and is currently unable to pursue further development of its product candidates.  The primary reason for the Company’s current difficulties has been its inability to date to procure approval of its IND for Myodur™.  Specifically, in October 2006, the Company was informed by the FDA that its IND was to remain on hold pending the resolution of two remaining issues. Additional time is required to fully resolve the FDA issues and complete the Company's own internal research program, which the Company estimates would take an additional twelve to eighteen months to complete and would require a substantial investment of capital. Even if sufficient capital were available to the Company, which it is not, there is no assurance that the Company would be successful in obtaining the approval of its IND.  Moreover, with no current  funding available to it to seek to resolve these issues the Company has halted development of its programs.

To date, the Company has pursued discussions with the owners of a certain potential acquisition targets, but has been unsuccessful in its efforts to identify a suitable transaction for the acquisition of an alternative technology around which to reorganize its affairs.   Though the Company is continuing to seek to identify a possible transaction that will allow it to reorganize its affairs, there remains substantial doubt as to whether such a transaction will materialize and successfully close.  Absent consummation of such a transaction, the Company would very likely cease all operations and wind down its affairs in their entirety.

In connection with the Company’s efforts to divest itself of its existing technologies, we are continuing to negotiate with our original founding scientists, Drs. Al Stracher and Leo Kesner, over the final terms of a mutually acceptable transaction substantially along the lines of those contained in a term sheet executed by the parties on March 29, 2007.  However, there can be no assurance that such a transaction will be consummated or that, if consummated, CepTor will become a viable, self-sustaining entity.  There is also no assurance that the Company will ever become operational.  Accordingly, there is a material possibility that CepTor may be forced to terminate all operations and wind down its affairs, and/or commence bankruptcy or receivership proceedings.

These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2007
(Unaudited)

Primarily as the result of recording during the nine months ended September 30, 2007 non-cash interest expense of $3,332,470 offset by a non-cash gain associated with the decrease in the liability associated with the fair values of its derivative financial instruments of $5,561,133, the Company recorded a net income for the three and nine month periods ended September 30, 2007 of $857,385 and $1,794,332, respectively. Non-cash interest expense consisted of the amortization of the discount on notes payable of $1,942,979; amortization of deferred financing cost of $953,816, and accrual of liquidated damages of $142,778. The Company used net cash flows in its operating activities of $247,973 during the nine month period ended September 30, 2007. The Company's working capital deficiency amounted to $12,060,556, and its development stage accumulated deficit amounted to $44,283,742 at September 30, 2007. The Company will require substantial additional funding either to develop its existing technologies or to pursue development of alternate technologies it may acquire

At September 30, 2007, the Company had approximately $6,000,000 in principal amount of convertible notes outstanding, together with accrued interest of $551,180.  The December 2004 Convertible Note in the principal amount of $448,736, was due July 3, 2006. There has not been an agreement on amended terms and no assurance that the Company will reach agreement with the note holder on amended terms. The terms of the 2004 Convertible Note do not provide for penalties or other payments upon default, and accordingly, the Company has not accrued a penalty as of September 30, 2007. Of the remaining convertible debt, (i) $250,000 in principal plus accrued interest was due on December 9, 2006, (ii) $3,569,444 in principal representing 2006 6% Convertible Notes are now due and payable, and (iii) the Cornell Convertible Debentures of $1,700,000 mature by their terms in December 2008. In addition to its convertible notes, the Company has received $ 563,000 in unsecured cash advances, of which $ 115,000 and $217,000 was borrowed during the three and nine months ended September 30, 2007, respectively. These unsecured cash advances are repayable on demand, and bear interest at the rate of 8% per year.

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

As a result of the Company’s failure to remain current in its obligations to American Stock Transfer, Inc., its stock transfer agent, all business services customarily performed for the Company by its transfer agent, including issuing stock, processing conversion requests, removing restrictive legends, recording stock transfers, issuing shareholder lists, etc., have been suspended temporarily.  We are working to resolve this matter with the stock transfer agent so that normal and customary stock transfer services for the Company can resume.  However, unless and until this situation is resolved, our inability to ensure the timely processing of conversion requests, removal of restrictive legends, process transfers, etc. may trigger further liabilities and defaults under our existing debt and equity securities.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company is a development stage enterprise. Accordingly, the Company has included its cumulative statements of operations and cash flows for the period of August 11, 1986 (date of inception) to September 30, 2007 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises."

The Company's net loss available to common shareholders as reported in its statement of operations for the period of August 11, 1986 (date of inception) to September 30, 2007 is $44,283,742.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2007
(Unaudited)

Accounting for Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock transactions in accordance with Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees."  The Company applied the pro forma disclosure requirements of SFAS No. 123 "Accounting for Stock-Based Compensation."

Effective January 1, 2006, the Company adopted SFAS No. 123R "Share Based Payment." This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment ("SBP") awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest and that will result in a charge to operations. The Company adopted the modified prospective method with respect to accounting for its transition to SFAS 123(R) and had unrecognized compensation cost of $2,520 as deferred compensation at January 1, 2007. Accordingly, the Company recognized expense on the statement of operations of $210 for the fair value of these stock options which vested during the nine month period ended September 30, 2007. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk fee interest rate: 3.3% to 3.6%; expected dividend yield: 0%; expected option life: 10 years; and volatility: 108% to 123%.

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

Shares of common stock issuable upon the conversion or exercise of potentially dilutive securities are as set forth below.  These figures are based on the fixed conversion prices contained in these instruments rather than the floating prices, which could result in an undetermined number of shares issuable upon conversion o the affected securities.

	September 30,
	2007	2006
Series A Preferred Stock	11,355,113	8,794,000
Warrants	33,912,855	32,509,897
Options	1,878,834	1,971,029
Convertible Notes	45,102,700	41,027,483
Total	92,249,502	84,302,409

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2007
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

The terms of the Company’s Cornell Convertible Debentures (see Note 8) provide for a conversion price in certain situations based on a floating conversion price which results in an indeterminable number of shares of common stock potentially issued upon conversion. Under accounting guidance provided by EITF 00-19, as of September 30, 2007, the Company had net liabilities of $485,517 representing the fair value of warrants and options to purchase approximately 35.8 million shares of common stock which had been issued as components of other financing instruments or granted to non-employees for services rendered. The Company recorded additional liabilities for the fair value of warrants granted during the year ended December 31, 2006 in the aggregate amount of approximately $5.7 million. The fair value of these awards was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk free interest rate: 4.7% to 5.1%; expected dividend yield: 0%; expected life: 3 years to 5 years; and volatility: 106% to 353%.

The accounting guidance shows that the warrants are a derivative liability and are marked to market for each reporting period. During the three and nine months ended September 30, 2007, the Company recognized a credits of $1,375,921 and $ 5,561,133, respectively,  for the decrease in fair value of the derivative financial instruments. The fair value of these awards was estimated at September 30, 2007 using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 4.7% to 5.0%; expected dividend yield: 0%; expected option life: 0.5 years to 4.3 years; and volatility: 321%.

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
September 30, 2007
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

The Company has issued $5,519,444 in principal of various convertible notes (see Note 8) with embedded conversion options accounted for as free standing derivative financial instruments in accordance with SFAS 133 and EITF 00-19 and on the dates of issuance recorded liabilities for conversion options of $6,018,813. The fair value of these embedded conversion options were estimated at the date of issuance using the Black-Scholes option pricing model with the following assumptions: risk free interest rate: 3.3% to 5.2%; expected dividend yield: 0%; expected option life: one year to 3 years; and volatility: 130% to 353%. The accounting guidance instructs that the conversion options are a derivative liability and are marked to market for each reporting period. During the three and nine months ended September 30, 2007, the Company recognized a gain of $1,375,921 and $5,561,133, respectively,  for the decrease in fair value of the derivative financial instruments. The fair values of these embedded conversion options were estimated at September 30, 2007 using the Black-Scholes option pricing model with the following assumptions: risk free interest rate: 4.8% to 5.0%; expected dividend yield: 0%; expected option life: one year to 2 years; and volatility: 321%.

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
September 30, 2007
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
September 30, 2007
(Unaudited)

NOTE 5 - PREPAID EXPENSES

Prepaid expense consists primarily of unamortized premiums paid to carriers for insurance policies and retainers paid for professional services to be rendered.

NOTE 6 - DEFERRED FINANCING COSTS

The Company capitalizes the costs and expenses incurred in entering into its debt obligations which are then amortized over the term of the debt. During the three and nine months ended September 30, 2007, the Company amortized $8,701 and $953,817, respectively, of deferred financing costs to non-cash interest expense,  and at September 30, 2007 the balance in deferred financing costs is $233,397.

NOTE 7 - ACCRUED LIABILITIES

Accrued  liabilities at September 30, 2007 are as follows:

Financial investor relations fees	$188,329
Interest on convertible notes	669,607
Liquidated damages	642,450
Total	$1,500,386

Pursuant to the Company's sale of Series A Preferred Stock in a private placement, the Company had agreed to spend up to 3% of the gross proceeds from its private placement on financial investor relations activities, all of which was accrued as ‘‘Financial Investor Relations Fees’’ and charged to additional paid-in capital upon each closing of the private placement.

Pursuant to the registration rights agreement in connection with the 2006 6% Convertible Notes offering, the Company was obligated to pay liquidating damages of 2% of the principal amount for each 30-day period the registration statement was filed past August 21, 2006. As of September 30, 2007, the Company accrued 18% of the outstanding principal, or $642,450.

NOTE 8 - UNSECURED ADVANCES AND CONVERTIBLE NOTES

During the three and nine months ended September 30, 2007, the Company received unsecured advances from Margie Chassman  in the amount of $20,000 and $237,000, respectively. These advances bear interest at the rate of 8% per annum.

Note Obligations in Default

The Company is in default of all of its convertible note obligations, which amount to approximately $6,000,000 in aggregate principal amount, plus accrued interest as of September 30, 2007 of $551,180. These defaults occurred as a result of (i) the Company's failure to make the required payments of principal and interest under certain of these obligations (which triggered cross default provisions under the remaining loans), (ii) not filing a registration statement covering shares issuable under the 2006 6% Convertible Notes within the specified period, (iii) not filing a post-effective amendment to its registration statement on Form SB-2 covering shares issuable under the Cornell Convertible Debentures within the specified period, and (iv) its failure to have sufficient authorized but unissued shares available to net share settle its Cornell Convertible Debentures and all of its derivative financial instruments. As of September 30, 2007, the Company, on a fully diluted basis, had 107,799,571 shares issued and potentially issuable in connection with all of its outstanding common stock convertible instruments, stock options and derivative financial instruments based on the fixed conversion and exercise  prices in these instruments.   The number of shares potentially issuable under the floating price calculations contained in the Cornell Convertible Debentures (i.e., 95% of the lowest closing price for the Company’s common stock during the 20 days preceding the conversion), and the 2006 6% Convertible Notes ( 90% of the lowest closing price for the Company’s common stock during the 20 days preceding the conversion) would result in an indeterminate number of shares being issued.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2007
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

As of September 30, 2007, the principal amount of $448,736 remains outstanding under the December 2004 Convertible Note.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2007
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

The fair value of the conversion option was $9,877 at September 30, 2007.

There has not been an agreement on amended terms and no assurance the Company will reach agreement with the note holder. The terms of the 2005 Harbor Note do not provide for penalties or other payments upon default, and accordingly, the Company has not accrued any as of September 30, 2007.

As of September 30, 2007, the principal amount of $250,000 remains outstanding under the 2005 Harbor Note. The amount of discount of this note, based on the original allocation of proceeds to the carrying amount of the note and the free standing conversion option, has been fully amortized to non-cash interest expense at September 30, 2007.

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
September 30, 2007
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

Pursuant to the Assignment Agreement, the Company was obligated to file an amended registration statement to reflect the change in selling shareholders by July 10, 2006. As of September 30, 2007, the Company had not met this obligation causing it to be in default under the terms of the Assignment Agreement. There has not been an agreement on amended terms and no assurance the Company will reach agreement with the note holders. The terms of the Cornell Convertible Debentures do not provide for penalties or other payments upon default, and accordingly, the Company has not accrued any as of September 30, 2007.

Pursuant to the Securities Purchase Agreement, the Company granted a security interest in all of its assets to Cornell Capital to secure its obligations under the Cornell Convertible Debentures, which security interest will be transferred to the Assignees pursuant to the Assignment Agreement.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2007
(Unaudited)

As of September 30, 2007, $1,700,000 of principal of the Debentures remains outstanding. The conversion option featured in these Debentures is being accounted for as a free standing derivative financial instrument in accordance with SFAS 133 and EITF 00-19. The fair value of the conversion option amounted to $153,487 at September 30, 2007. The amount of the unamortized discount of these Debentures, based on the original allocation of proceeds to the carrying amount of the note and the free standing conversion option, amounts to $576,630, at September 30, 2007.

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
September 30, 2007
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
September 30, 2007
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

Of the $2,102,777 in principal purchased by those investors who had not previously purchased the Company’s Preferred Stock, the Company recognized a debt discount of $1,545,208 at date of issuance based on an allocation of the proceeds based on relative fair values of the 2006 6% Convertible Notes, the warrants and the conversion option, as determined by the Black-Scholes option pricing model. Since the Company is required to account for its derivative financial instruments as liabilities (see Note 3), the Company recorded the full fair values of the warrants and the conversion options at date of issuance of the 2006 6% Convertible Notes of $3,161,789 and $3,019,573, respectively, as liabilities and charged non-cash interest expense. The fair value of the warrants and conversion option was estimated at the date of issuance using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 4.7% to 5.1%; expected dividend yield: 0%; expected option life: 3 years to 5 years; and volatility: 173% to 223%. The Company marks to market these derivative financial instruments at each reporting date. At September 30, 2007, the Company valued the warrants and conversion options at $485,516  and $163,363 , respectively.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2007
(Unaudited)

Of the $1,466,667 in principal purchased by those investors who had previously purchased the Company’s Preferred Stock, the Company recognized a debt discount of $1,466,667 at date of issuance based on the (i) fair values of the conversion option, (ii) the incremental increase in fair value of the additional shares of common stock to be issued upon conversion of the Preferred Stock and (iii) the change in fair value of the underlying warrants associated with the Preferred Stock due to the change in exercise price, as determined by the Black-Scholes option pricing model. Since the Company is required to account for its derivative financial instruments as liabilities (see Note 3), the Company recorded the incremental fair value of the Preferred Stock warrants and the full fair value of the conversion options at date of issuance of the 2006 6% Convertible Notes of $18,148 and $2,026,398, respectively, as liabilities and charged the excess to non-cash interest expense. The fair value of these derivatives was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: risk fee interest rate: 4.7% to 5.1%; expected dividend yield: 0%; expected option life: 3 years to 5 years; and volatility: 173% to 223%. The Company marks to market these derivative financial instruments at each reporting date. In addition, the Company charged non-cash interest expense and credited equity for the incremental increase in fair value of the additional shares of common stock issuable upon conversion of the Preferred Stock. At September 30, 2007, the Company's authorized common stock was not sufficient to accommodate the exercise of warrants or conversion privileges of outstanding convertible debts and exercisable warrants.

ADJUSTMENTS TO OUTSTANDING CONVERTIBLE SECURITIES AND OTHER RIGHTS TO PURCHASE COMMON STOCK RESULTING FROM 2006 6% CONVERTIBLE NOTES OFFERING

Pursuant to the terms of the 2006 6% Convertible Note offering, the conversion prices on certain convertible securities were adjusted to the conversion price of the 2006 6% Convertible Notes.

The Amended December 2004 Convertible Note and the 2005 Harbor Note in the principal amount of $448,736 and $250,000, respectively and with adjusted conversion prices of $0.75 per share and $0.375 per share, respectively, had their conversion prices adjusted to $0.15 per share. As a result of this adjustment, the Company anticipates that it will issue an 3,190,233 and 1,570,364 shares, respectively, calculated as of September 30, 2007.

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
September 30, 2007
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

NOTE 9 - EQUITY TRANSACTIONS

During the nine month period ended September 30, 2007, the Company issued the following equity securities.

Common Stock Issued Upon Conversion of Series A Preferred Stock

During the nine month period ended September 30, 2007, the Company issued 50,000 shares of common stock upon conversion of five shares of its Preferred Stock.

Insufficient Authorized but Unissued Shares of Common Stock

On May 9, 2006, the Board of Directors authorized an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of capital stock from 120,000,000 shares to 270,000,000 shares, of which 250,000,000 shares would be designated as common stock and 20,000,000 shares would be designated as Preferred Stock. The proposed amendment has yet to be considered or approved by the stockholders. Accordingly, the Company has not satisfied its obligations in the agreements relating to those securities, and is in default of its obligations under those agreements (see note 8). As a result, the holders of those securities may accelerate payment of the Company's obligations, obtain liquidated damages under certain of those agreements and pursue other legal remedies against the Company that would have a material adverse effect on the Company's ability to remain in existence.

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

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2007
(Unaudited)

The fair value of all awards is estimated at the date of grant using the Black-Scholes option pricing model. Assumptions relating to the estimated fair value of stock options that the Company granted prior to January 1, 2006 that were previously accounted for and recorded under the intrinsic value method prescribed under APB 25 are described in Note 3. Pursuant to SFAS 123R, the Company recognized expense on the statement of operations of $70 and $210 for the fair value of those stock options granted prior to January 1, 2006 and which vested during the three and nine month periods ended September 30, 2007.

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

No options were granted to officers or directors of the Company during the three months ended September 30, 2007.

CepTor Corporation
(A Development Stage Company)
Notes to Condensed Financial Statements
September 30, 2007
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

A summary of option activity for the nine-month period ended September 30, 2007 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2007	1,878,834	$1.06	3.17	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	16,000	4.84	7.62	-
Outstanding at September 30, 2007	1,862,834	$0.53	3.26	$-
Exercisable at September 30, 2007	1,841,834	$0.52	3.18	$-

As of September 30, 2007, the Company has $2,100 of unrecognized compensation cost related to non-vested share-based compensation arrangements, which represents the fair value of stock options that the Company accounted for under APB 25 through December 31, 2005. These costs are expected to be recognized over a weighted-average period of 2.00 years.

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

The Myodur™ and Neurodur™ technologies have historically represented substantially all of the focus of the Company, and those technologies have been pledged to certain secured creditors under a credit facility entered into by the Company in late 2005. Based on the estimated realizable value of our early stage technologies, we do not believe that the liquidation of those assets would generate more than the amount of the debt which is secured by these technologies.  However, rather than merely sell off the assets and terminate all operations, file a bankruptcy petition or consent to the foreclosure of the assets by the secured creditors, our efforts since winding down our Maryland-based operations were instead focused primarily on a two-part strategy whereby (i) our existing technologies would  be divested from the corporation pursuant to a transaction that would allow CepTor to retain significant upside should the technologies ultimately fulfill their promise as marketable and commercially viable products, and (ii) a new technology would be acquired by the Company around which we could restructure our affairs. Any such transaction would have to have the full support of the existing secured creditors, as they have a priority position with respect to all of CepTor’s current assets.

To date, the Company has pursued discussions with the owners of a certain potential acquisition targets, but has been unsuccessful in its efforts to identify a suitable transaction for the acquisition of an alternative technology around which to reorganize its affairs.   Though the Company is continuing to seek to identify a possible transaction that will allow it to reorganize its affairs, there remains substantial doubt as to whether such a suitable transaction will materialize and successfully close.  Absent consummation of such a transaction, the Company would very likely cease all operations and wind down its affairs in their entirety.

In connection with the Company’s efforts to divest itself of its existing technologies, on March 29, 2007, CepTor executed a non-binding term sheet with its original founding scientists, Drs. Al Stracher and Leo Kesner which contemplated the transfer of our Myodur™ and Neurodur™ technologies to a private corporation controlled by the founding scientists in exchange for, among other things, a substantial minority interest in that private entity, as well as a substantial gross royalty on any product sales had their efforts proven successful.   We are continuing to negotiate with the founding scientists the final terms of a mutually acceptable transaction substantially along the lines of those contained in the March 29 term sheet.   However, there can be no assurance that such a transaction will be consummated or that, if consummated, it will support the continued operation of the Company.

Even if CepTor is successful either in identifying a new technology to acquire or in consummating an alternative transaction with the founding scientists related solely to the existing technologies, a pre-condition to any such transaction is expected to be to consensually restructure our approximately $4 million in trade debt. Without such a consensual restructuring of the trade debt, we do not believe that we will be able to successfully close any transaction, whether it is for the acquisition of a new technology or for the continued development of our existing technologies.  In that case, we would likely be left with no choice but to terminate operations or commence bankruptcy proceedings. These matters raise substantial doubt as to the Company’s ability to continue as a going a concern.

Given our present financial circumstances, as well as the absence of a presently identifiable acquisition transaction, there is a substantial risk that CepTor will be forced to cease operations in their entirety and that current creditors and equity security holders will receive no value for their claims and interests.

Capital Resources and Cash Requirements

The Company has had difficulty securing the necessary capital to execute its business plan and has not been able to remain current with respect to the payment terms of its operating obligations including its trade payables and accrued liabilities, which aggregated approximately $5.5 million at September 30, 2007. As described in note 8 to the financial statements, included in the Form 10-QSB, as Part One, Item 1, the Company is in default of all of its convertible note obligations, which amount to approximately $6 million in aggregate principal, plus accrued interest as of September 30, 2007 of $551,180. These defaults occurred principally as a result of (i) the Company's failure to make the required payments of principal and interest under certain of these obligations (which triggered cross default provisions under the remaining note obligations), (ii) its failure to file a registration statement pursuant to the 2006 6% Convertible Notes within a specified period, (iii) its failure to file a post-effective amendment to its registration statement on Form SB-2 covering shares issuable under the Cornell Convertible Debentures within a specified period, and (iv) the failure of the Company to have sufficient authorized but unissued shares available to net share settle its Cornell Convertible Debentures and all of its derivative financial instruments.

The Company has exhausted substantially all of its capital resources, terminated substantially all of its employees and is currently unable to pursue further development of its product candidates.  The primary reason for the Company’s current difficulties has been its inability to date to procure approval of its IND for Myodur™.  Specifically, in October 2006, the Company was informed by the FDA that its IND was to remain on hold pending the resolution of two remaining issues. Additional time is required to seek to  fully resolve the FDA issues and complete the Company's own internal research program, which the Company estimates would take an additional twelve to eighteen months to complete, and would require a substantial investment of capital.  The Company lacks the funding that is necessary to resolve these issues and is currently unable to secure financing commitments for this purpose.  With no other financial resources available to it, the Company had no choice but to cease all efforts related to the research and development of its compounds, terminate all of its employees, and close down its corporate offices in Maryland. At present, CepTor is maintaining its operations as a “virtual” office operated out of New York City and has one part-time employee, Howard Becker, the Company’s CEO.   The continuation of existence of the Company is no indicator of its ability to raise funds for its operations.

During the three and nine months ended September 30, 2007, we funded our operations through unsecured advances from Margie Chassman of $20,000 and $237,000, respectively.

Primarily as the result of recording interest expense of $3,332,470 (including non-cash interest expense of $3,039,573), offset by the non-cash gain associated with the decrease in the fair values of its derivative financial instruments of $5,561,133, we recorded a net income for the three and nine month periods ended September 30, 2007 of $857,385 and $1,794,332, respectively. Non-cash interest expense consisted primarily of the excess fair values of its derivative securities included in its financing transactions and amortization of deferred financing costs of those financing transactions. We used net cash flows from our operating activities of $247,973 during the nine-month period ended September 30, 2007. Our working capital deficiency amounted to $12,060,556 and our development stage accumulated deficit amounted to $44,283,742 at September 30, 2007. The Company will require substantial additional funding to develop any newly acquired technology and fund ongoing costs of its operations.

At September 30, 2007, the Company had $6,583,000 in principal amount of notes outstanding, of which approximately $6 million were convertible notes and the balance represent unsecured demand notes. The December 2004 Convertible Note in the principal amount of $448,736, was due July 3, 2006. There has not been an agreement on amended terms and no assurance that the Company will reach agreement with the note holder on amended terms. The terms of the December 2004 Convertible Note do not provide for penalties or other payments upon default, and accordingly, the Company has not accrued a penalty as of September 30, 2007. Of the remaining debt, (i) $250,000 in principal plus accrued interest was due on December 9, 2006, (ii) $3,569,444 in principal representing 2006 6% Convertible Notes mature during the period September 2007 through October 2007, (iii) the Cornell Convertible Debentures of $1,700,000 mature in December 2008, and (iv) $583,000 represent unsecured advances from Margie Chassman that accrue at an annual interest rate of between 6% and 8%. Currently, the Company is in default of substantially all of its obligations to its convertible noteholders and such noteholders currently have the right to demand immediate payment of these loans. At present, the Company does not have, and has no immediate prospect of obtaining, the available cash to repay these obligations. The noteholders holding $1,700,000 in principal have a security interest in all the assets of the Company.

If we are able to secure suitable financing we may continue the development of our technologies, explore the development of other technologies or we may acquire or merge into other businesses. If we decide to pursue any of these options, we will require substantial additional financing which we may or may not be able to obtain.

Default of Various Obligations

The Company has been unsuccessful in its efforts to raise the necessary capital to fully execute its business plan and has not been able to remain current with respect to the payment terms of any of its operating obligations including its trade payables and accrued liabilities which aggregated approximately $5,515,053 million at September 30, 2007. In addition, as described in Note 8, the Company is in default of substantially all of its convertible note obligations, which amount to approximately $6,000,000 in aggregate principal amount, together with accrued interest as of September 30, 2007 of $551,180. These defaults occurred principally as a result of (i) the Company's failure to make the required payments of principal and interest under certain of these obligations (which triggered cross default provisions under the remaining note obligations), (ii) its failure to file a registration statement pursuant to the 2006 6% Convertible Notes within a specified period, (iii) its failure to file a post-effective amendment to its registration statement on Form SB-2 covering shares issuable under the Cornell Convertible Debentures within a specified period, and (iv) its failure to have sufficient authorized but unissued shares available to settle its Convertible Debentures and all of its derivative and other financial instruments.

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

As a result of the Company’s failure to remain current in its obligations to American Stock Transfer, Inc., its stock transfer agent, all business services customarily performed for the Company by its transfer agent, including issuing stock, processing conversion requests, removing restrictive legends, recording stock transfers, issuing shareholder lists, etc., have been suspended for the time being.  We are working to resolve this matter with the stock transfer agent so that normal and customary stock transfer services for the Company can resume.  However, unless and until this situation is resolved, our inability to ensure the timely processing of conversion requests, removal of restrictive legends, process transfers, etc. may trigger further liabilities and defaults under our existing debt and equity securities.

Research, Development and Manufacturing

Historically, our efforts and resources were directed to raising capital and moving our lead product into phase I clinical trials for Duchenne muscular dystrophy. Based on the decision by management to terminate all efforts with respect to the Company’s existing products, there has been no development or manufacturing activity during the three and nine months ended September 30, 2007.

Off Balance Sheet Arrangements

Currently, we do not have any off balance sheet arrangements which would require disclosure in our financial statements.

Employees

As of September 30, 2007, we had one part-time employee.

Properties

We lease our executive offices in New York, NY consisting of a single small office of approximately 180 square feet for approximately $2,100 per month. This lease is a month-to-month lease and we believe should provide sufficient space for our administrative functions at this time.

Item 3.	Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

As of the end of the period covered by this Report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13-d-15(e) and 15d-15(e)). Based upon that evaluation and management's assessment of the potential effects of the material weakness described below, our Chief Executive Officer concluded that, considering our status as a virtual company with limited business activities, as of the end of the period covered by this Report, our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

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

With respect to the first material weakness, we previously adopted a policy of having our Chief Financial Officer review all of our agreements to ensure that we identify the applicable accounting treatments to evaluate any areas that may involve the application of highly specialized accounting principles including, but not necessarily limited to, complex equity transactions. At the present time, given our current status, we are not considering any complex equity transactions that implicate our ability to ensure proper accounting of equity transactions. If the Company succeeds in restructuring its affairs and involves itself in potentially complicated equity or other transactions that implicate accounting treatment of such transactions, we intend to put in place appropriate policies to ensure any such transactions are properly accounted for in a timely manner.

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

We believe that our limited segregation of duties still constitutes a material deficiency in our system. However, we currently have very limited financial resources and do not believe that at this time, it would be prudent for us to further constrain our liquidity by allocating resources to hiring additional employees as a corrective measure. We believe that the costs we would incur to increase our staff (solely for this purpose) exceed the potential reduction in risk, especially given our current circumstances. As a result of our currently having only one individual who is responsible for all financial reporting, there has been a change in our internal controls over financial reporting that reflects that fact.  Also, since we have only one employee, there is no segregation of duties and no effective internal control in the Company.  If the current situation changes and sufficient capital is secured, it is our intention to increase staffing within our general accounting and financial functions.

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

In June 2007, a lawsuit was commenced against the Company and certain of its officers, directors and others in the District Court for the City and County of Denver, Colorado (Jack J. Grynberg and Grynberg Petroleum Company v. Ceptor, Inc., et. al., 07-CV___).  The complaint alleges fraud and breach of contract in connection with its investment of $250,000 as part of the Company's 2005 sale of $6 million of Series A Preferred Stock.  The plaintiffs are seeking actual damages of $244,000, together with punitive, treble and other damages.  Such amount significantly exceeds 10% of the Company's current assets.  As a result, an adverse decision would have a material adverse effect on the ability of the Company to continue it business and affairs, and would likely precipitate a bankruptcy filing by the Company or cause it to wind down its affairs.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

As of the date hereof, the Company is in default of substantially all of its convertible note obligations, which amount to approximately $6 million in aggregate principal amount, together with interest as of September 30, 2007 of $551,180. These defaults occurred principally as a result of (i) the Company's failure to make the required payments of principal and interest under certain of these obligations (which triggered cross default provisions under the remaining note obligations), (ii) its failure to file a registration statement pursuant to the 2006 6% Convertible Notes within a specified period, (iii) its failure to file a post-effective amendment to its registration statement on Form SB-2 covering shares issuable under the 2005 Convertible Debentures within a specified period, and (iv) the failure of the Company to have sufficient authorized but unissued shares available to net share settle its 2005 convertible notes and all of its derivative financial instruments.

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

CEPTOR CORPORATION

Date: November 14, 2007	By:	/s/ Howard Becker
Howard Becker
Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)